Form 10QSB
period 1996-03-31
COMPANY DOCTOR
filed 1996-05-15
CIK 921612

Form 10-QSB

 U.S. Securities and Exchange Commission Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                               OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

         For the transition period from        to

                 Commission File Number 1-14150

                       THE COMPANY DOCTOR
(Exact Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                         72-1234136
(State or other Jurisdiction of           (I.R.S.  Employer
 Incorporation or Organization)              Identification No.)

1200 EAST COPELAND, SUITE 100, ARLINGTON, TX          76011
(Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number, including area code:  (817) 277-0000

(Previous Address)                      (Previous Zip Code)

Check  whether  the Issuer (1) filed all reports required  to  be filed  by  Section 13 or 15 (d) of the Exchange Act,  during  the
past   12  months  and  (2)  has  been  subject  to  the   filing
requirements for the past 90 days.   Yes X    No   .

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There  were  4,607,001   shares of the Issuer's common stock,  at
par  value  of $.01 per share, outstanding as of March 31,  1996.

               THE COMPANY DOCTOR AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
          ASSETS
                                        March 31,     June 30,
                                          1996           1995
                                        Unaudited
Current assets
 Cash                                    $68,976            $-
 Investment in money market funds      7,561,539             -
 Accounts receivable, less allowance
  for doubtful accounts of $25,000       594,147       430,152
 Accounts receivable-related parties     114,641        42,146
 Prepaid expenses                         86,833        17,119
     Total current assets              8,426,136       489,417

Property and equipment                 1,115,884     1,002,072
 Less accumulated depreciation
  and amortization                      (614,516)     (507,473)
                                         501,368       494,599

Other assets
 Intangibles, net                        214,919         7,820
 Deferred tax asset                       30,000             -
 Deposits and other                       52,368        28,285
 Advance to stockholder                   27,565        13,639
     Total other assets                  324,852        49,744

Total assets                          $9,252,356    $1,033,760

     LIABILITIES AND STOCKHOLDERS - (DEFICIT) EQUITY
Current liabilities
 Checks written in excess of
  bank balance                           $     -       $18,265
 Line-of-credit and notes payable         94,787        48,250
 Current maturities of capital
  lease obligations                      114,234       131,088
 Accounts payable-trade                  290,093       421,055
 Accrued payroll and payroll taxes       114,258       184,338
 Accrued expenses                          6,078       149,962
     Total current liabilities           619,450       952,958

Capital lease obligations, net
 of current maturities                   239,788       372,478
     Total liabilities                   859,238     1,325,436

Stockholders' (deficit) equity
 Common stock, $.01 par value;
  25,000,000 shares authorized;
  2,208,443 and 4,607,001 shares
  issued and outstanding at
  June 30, 1995 and March 31, 1996
  respectively                            46,070        22,085
Additional paid-in-capital             9,549,391     1,003,009
Accumulated (deficit) equity          (1,202,343)   (1,316,770)
     Total stockholders' equity
      (deficit)                        8,393,118      (291,676)

Total liabilities and stockholders
  (deficit) equity                    $9,252,356    $1,033,760

               THE COMPANY DOCTOR AND SUBSIDIARIES CONSOLIDATED
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                       For the Three Months Ended
                                                March 31,
                                               1995          1996
Revenues                                   $782,183      $989,388
Cost of services provided                   297,482       380,940
General and administrative expenses         514,923       572,550
Marketing expenses                            7,670        30,094
                                            820,075       983,584
(Loss) income from operations               (37,892)        5,804
Other (income) expenses
Interest expense                              8,743        23,870
Interest (income)                                  -      (47,422)
Total other (income) expenses                 8,743       (23,552)

(Loss) Income before income taxes           (46,635)        29,356

Income tax benefit                                 -        30,000

Net (loss) income                          $(46,635)       $59,356

Net (loss) income per common share            $(.02)         $.01

Weighted average common shares
outstanding                                2,208,443     4,523,178

               THE COMPANY DOCTOR AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                        For the Nine Months Ended
                                                 March 31,
                                             1995            1996
Revenues                               $2,164,422      $2,975,561
Cost of services provided                 755,801       1,038,673
General and administrative expenses     1,553,017       1,767,950
Marketing expenses                         43,691          59,297
                                        2,352,509       2,865,920
(Loss) income from operations            (188,087)        109,641
Other (income) expenses
Interest expense                           72,217          72,636
Interest (income)                                -        (47,422)
Total other (income) expenses              72,217          25,214

(Loss) Income before income taxes        (260,304)         84,427

Income tax benefit                              -          30,000

Net (loss) income                       $(260,304)        $114,427

Net (loss) income per common share          $(.12)          $.03

Weighted average common shares
outstanding                              2,208,443       3,554,488

               THE COMPANY DOCTOR AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)
                                        For the nine Months Ended
                                                March 31,
                                            1996           1995
Cash flows from operating activities
Net income (loss)                         $114,427      $(260,304)
 Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities
   Depreciation and amortization           107,652        108,806
   Deferred tax asset                      (30,000)             -
   Change in assets and liabilities
   Accounts receivable                    (161,024)        11,590
   Prepaid expenses                        (69,714)        (4,706)
   Deposits                                (24,083)       (14,649)
   Net advances to stockholders            (13,926)         6,051
   Checks written in excess of bank
    balance                                (18,265)             -
   Accounts payable                       (140,340)        47,160
   Accrued expenses                       (218,715)       161,464
                                          (568,415)       315,716
     Net cash (used in) provided
      by operating activities             (453,988)        55,412
Cash flows from investing activities
Purchases of property and equipment        (80,765)        (3,856)
 Purchases of investments in money
  market funds                          (7,561,539)             -
 Purchase of intangibles                          -        (7,820)
 Acquisition costs paid                    (22,047)             -
     Net cash (used in) provided
     investing activities.              (7,664,351)       (11,676)
Cash flows from financing activities
 Proceeds from line-of-credit and
  notes payable                             46,537              -
 Gross proceeds from sales of
  common stock (IPO), and prior sale
  of convertible preferred stock        10,160,000              -
 Deferred offerings costs paid          (1,861,825)             -
Payments on equipment leases              (157,397)       (63,616)
     Net cash provided by (used in)
      financing activities               8,187,315        (63,616)
Cash (decrease) increase                    68,976        (19,880)
Cash at beginning of period                      -         30,966
Cash at end of period                      $68,976        $11,086

Supplemental disclosures of interest paid:
 Interest paid on borrowings for the nine months ended March 31, 1995 and March 31, 1996 was $72,217 and $72,636, respectively.
Supplemental disclosures of noncash investing and financing activities:
 Effective February 6, 1996, the Company acquired a medical practice. The purchase price was allocated as follows:

Assets acquired
  Accounts receivable                      $75,466
  Property and equipment                    33,047
  Intangible                               207,708
                                           316,221
  Less liabilities assumed                 (21,982)
                                           294,239
  Acquisition costs paid                   (22,047)
  Common stock issued valued at $5.25     (272,192)
                                            $    -


               THE COMPANY DOCTOR AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Accounting Policies

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's Prospectus of February
6, 1996.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Item  2  - Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Liquidity and Capital Resources

On March 31, 1996, the Company had cash of $68,976 and $7,561,539 invested in money market funds, primarily from the proceeds of the initial public offering (IPO) of February 1996. In addition, the Company had other current assets totaling $795,621 resulting in total current assets of $8,426,136. Current liabilities were $619,450 which resulted in a current ratio of 13.6 to 1.

The Company closed its initial public offering (IPO) in February, 1996. The Company sold a total of 1,840,000 Units, each Unit consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. The Units were sold at a price of $5.25 per Unit providing the Company with gross offering proceeds of $9.66 million. After payment of expenses associated with the offering, the Company retained proceeds in excess of $7.9 million. The Company intends to use the net proceeds from the offering to finance the acquisition and capitalization of an insurance subsidiary, acquire complementary medical practices, establish and manage new facilities, expand sales and marketing programs and for other current working capital purposes.


               THE COMPANY DOCTOR AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item  2  - Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the capitalization of an insurance subsidiary, acquisition of complementary medical practices and establishing and managing new facilities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

Revenue

Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, results of operations during the Company's first and second fiscal quarters of each year (quarters ended September and December), will tend to be somewhat lower than the remaining quarters of the fiscal year.


               THE COMPANY DOCTOR AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item  2  - Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations (continued)

Net revenues for the nine months ended March 31, 1996 increased $811,139 or 37.5% to $2,975,561 from the $2,164,422 net revenue level achieved for the same nine month period last year. Net revenues for the quarter ended March 31, 1996 increased $207,205 or 26.5% to $989,388 from the $782,183 net revenues level achieved in the same quarter last year. This growth is attributable to three factors: 1) the further development of the facilities managed by the Company; 2) the Company's ability to capture additional market share; and 3) the acquisition through Donald F. Angle, M.D., P.A., of a medical practice in Lancaster, Texas on Feb. 6, 1996. With respect to the development of new facilities, the Garland and Arlington, Texas facilities opened in mid-1994 and were not in operation for the entire nine month period ended March 31, 1995.

Cost of Services Provided

Cost of services provided for the nine months ended March 31, 1996, as a percent of net revenues was 34.9%, which exactly matched the 34.9% performance of one year ago. Cost of services provided for the current quarter as a percent of net revenues was 38.5% which was slightly higher than the 38.0% level of the same quarter one year ago.

General and Administrative

General and administrative expenses for the first nine months ended March 31, 1996, as a percent of revenue, were 59.4%, which was a decline of 12.4% from the 71.8% for the same nine month period a year ago, while revenues increased 37.5% for the nine months ended March 31, 1996 over the prior year. General and administrative expenses for the current quarter totaled $572,550 which was 57.9% of revenue, a decline from the 65.8% of revenue from a year ago. The decrease of 12.4% over the two comparable nine months periods, is the result of the Company's management of fixed and variable costs. This positive trend may slow or possibly reverse in the next quarter ended June 30, 1996, resulting from further implementation of the plan to acquire and capitalize an insurance company. The insurance company is expected to enhance the Company's services provided to employer clients as part of its overall expansion plans.

Marketing Expenses

Marketing expense at 2% of revenues for the nine month period ended March 31, 1996, represents a more aggressive approach as post IPO planned expansion activity has increased.


               THE COMPANY DOCTOR AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item  2  - Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations (continued)

Net Interest

Interest income is related to funds invested from the proceeds of
the  IPO.   During  the quarter ended March  31,  1996,  interest
income was $47,422 against interest expense of $23,870.

Net Income or (loss)

Considering the effect of some seasonality in the Company's business, the net income for the nine months ended March 31, 1996, of $114,427, was 3.8% of revenue, but much more importantly, it was a significant increase over the $260,304 loss (or 12% of revenue) for the same period a year ago. The change represents an improvement of $374,731 (from $260,304 net loss to $114,427 net income) and as a percent of revenue, was a 17.3% improvement over the prior year. The net income for the nine months ended March 31, 1996, includes an income tax expense credit of $30,000 taken in the quarter ended March 31, 1996, resulting from the partial recognition of the beneficial effects of the prior years Net Operating Losses carryforwards (NOL).


               THE COMPANY DOCTOR AND SUBSIDIARIES




                                                   MARCH 31, 1996

                                                     FORM 10-QSB
                                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE COMPANY DOCTOR
  (Issuer)


Date:     May 15, 1996   By:   /s/ Fred G. Parrish


Fred G. Parrish
                    V.P., Chief Operating Officer,


Chief Financial Officer
               By:  /s/ Donald F. Angle
     May 15, 1996        Donald F. Angle, M.D.


                    Chairman, President, Chief Executive Officer,
                    Secretary