Form 10KSB
period 1996-06-30
COMPANY DOCTOR
filed 1996-10-16
CIK 921612

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 1-14150

                               THE COMPANY DOCTOR
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            72-1234136
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                                   SUITE 1800
                          5215 NORTH O'CONNOR BOULEVARD
                               IRVING, TEXAS 75039
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (972) 401-8300

      Securities registered pursuant to Section 12(b) of the Exchange Act:

         Title of each class                         Name of each exchange
COMMON STOCK, NO PAR VALUE PER SHARE                 on which registered
  WARRANTS TO PURCHASE COMMON STOCK                  BOSTON STOCK EXCHANGE

      Securities registered pursuant to section 12(g) of the Exchange Act:

                                      NONE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No
             ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  $4,193,906

As of September 26, 1996, 4,972,693 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 3,376,438 shares of Common Stock held by non-affiliates was $29,965,887 as of September 26, 1996. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT IF FILED WITH THE COMMISSION ON OR BEFORE OCTOBER 28, 1996 OR, IF SUCH PROXY STATEMENT IS NOT FILED, WILL BE FILED WITH THE COMMISSION AS AN AMENDMENT TO THIS FORM 10-KSB UNDER COVER OF FORM 10-KSB/A, NOT LATER THAN OCTOBER 28, 1996.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company Doctor manages the non-medical related portions of medical practices within facilities that provide occupational and industrial medical and related services exclusively to employees and prospective employees of corporate customers located in the states of Texas, Louisiana and Arkansas. With its recent acquisitions, the Company currently manages eleven occupational and industrial medicine facilities servicing over approximately 4,000 employers and clients include local offices of such corporations as Blockbuster Video, Excel Telecommunications, Fibrebond Corp., Interceramic Tile, Southwest Airlines, U-Haul Corporation, Levi, the U.S. Postal Service and Atlantic Richfield Co.
(ARCO). At these facilities prospective employees of the corporate customer can be pre-screened and work-related injuries and medical conditions arising from employment can be diagnosed and treated. See "Item 1. Description of Business - Healthcare Operations and Services".

         Currently, the Company's operating revenues are derived primarily through a Practice Management Agreement with The Physician Group, P.A. (formerly known as Donald F. Angle, M.D. P.A.), a Texas professional association of physicians and other medical professionals (the "Physician Group"), which is paid by the employer for services either on a fee-for-service basis or on a prepaid "capitated" basis (a fixed monthly fee for each employee). The Company also receives a portion of its operating revenues from management of two facilities outside the Physician Group. See "Item 1. Business - Physician Services, Recruitment and Duties" and - "Affiliations, Joint Ventures and Acquisitions". Healthcare provider reimbursement laws and regulations for workers' compensation vary on a state-by-state basis, but the Company currently operates in states which have a fee schedule pursuant to which the maximum amounts that may be reimbursed to healthcare providers for a designated procedure are fixed by regulation. See "Item l. Description of Business - Regulation." The Company receives a management fee for the provision of non-medical services, including marketing, management of the practice and the facilities and provision of non-medical procedures and programs.

         At its facilities, the Company utilizes the Physician Group to render the actual medical services provided to employees and prospective employees of its clients. Because most states have enacted laws limiting the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, the Company will be dependent on the Physician Group or other professional associations of licensed professionals to render medical services at the Company's facilities. The Practice Management Agreement between the Company and the Physician Group is non-exclusive. The Physician Group renders medical services at all of the Company's facilities in Texas and the Company anticipates it will continue to contract with the Physician Group to provide services at facilities which the Company acquires or opens in the future.

         The Company believes its management techniques and cost containment strategies have in many cases resulted in reductions in loss ratios by workers' compensation insurers and, thereafter, in reduced insurance premiums charged to the Company's clients. To benefit indirectly from the advantages of its own cost containment programs, the Company implemented an arrangement with Employers General Insurance Group ("EGIG"), a subsidiary of Old Republic General Insurance Group, Inc., a company listed on the New York Stock Exchange with assets of $6.1 billion, surplus of $1.6 billion and an A+ rating from A.M. Best Company, to develop and offer an insurance and occupational medicine product known as "Comp2000" which is a fully-guaranteed fixed cost workers' compensation insurance policy that includes the Physician Group's capitated preventive healthcare services. See "Item 1. Description of Business - Healthcare Operations and Services and - Insurance and Insurance Related Operations."

         In order to benefit even more directly from the use of its cost containment strategies utilized in its practice management activities, the Company acquired a Texas domiciled, multi-line insurance company, now known as Risk Management Assurance Corporation ("RMAC"), effective June 30, 1996. Through RMAC, the Company intends to enter the workers' compensation insurance market by participation in insurance policies with other workers' compensation insurers, including EGIG, that will serve as the issuing carriers. RMAC expects to participate in these workers' compensation insurance policies, which the Company anticipates can be marketed to the Company's clients at premiums which are comparable to or less than those offered by other workers' compensation insurers. See "Item 1. Business - Insurance and Insurance Related Operations".

INDUSTRY OVERVIEW

         Occupational and industrial healthcare consists of two principal components: (i) workers' compensation injury care and related services, and (ii) non-injury healthcare services related to employer needs or statutory requirements.

         Workers' Compensation. Workers' compensation laws require certain employers to compensate employees for medical expenses, lost wages and other costs resulting from work-related accidents, injuries and illnesses. As each of the fifty states is responsible for enactment, implementation and regulation of these laws, workers' compensation laws and regulations on benefits and arrangements vary on a state-by-state basis and are often highly complex. Typically however, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive compensation benefits. Employers are required to provide first-dollar coverage with no insurance co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. In exchange for providing this coverage for employees, employers are not subject to litigation by employees for compensation or benefits in excess of those provided by the relevant state statute. In most states, the employer is required to secure the payment of compensation benefits through the purchase of commercial insurance from private insurance companies, participation in state-operated insurance funds or employer self-insurance. In at least three states (Texas, New Jersey and South Carolina), employers are not required to purchase such insurance, but uninsured employers are then exposed to significant potential liability as the result of an employee's work-related injury or death.

         Non-Injury Healthcare Services. Non-injury healthcare services include employment-related physical examinations (including pre-employment screening and post-hiring annual physical exams), drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer needs. Non-injury healthcare services also include programs to assist employers in complying with an expanding list of federal and state governmental requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers' demand for healthcare professionals who have experience in the delivery of these regulated services.

         The Company believes that the cost of work-related injuries is likely to continue to rise primarily because of (i) broader definitions of injuries and illnesses covered by workers' compensation laws, (ii) an aging work force, (iii) the continued requirement that employers pay all of an employee's cost of medical treatment, without any employee co-payment or deductible, and a significant portion of lost wages and non-medical costs, and (iv) the relatively low utilization to date of comprehensive cost containment programs in the workers' compensation system. The Company believes its management techniques and cost containment strategies can benefit all employers, but in particular, employers in industries that have relatively high workers' compensation costs and for employers with higher than average claims experience in their industries.

HEALTHCARE OPERATIONS AND SERVICES

         Seven of the eleven occupational healthcare facilities currently managed by the Company are located in the Dallas/Fort Worth, Texas metropolitan area. The remaining four clinics are located in Baytown, Texas (a suburb of Houston); El Paso, Texas; Shreveport, Louisiana; and Little Rock, Arkansas. The facilities managed by the Company range in size from approximately 1,400 square feet to 10,000 square feet and have capacity to handle from approximately 40 to 200 patients per day. Each facility is equipped with examination rooms, an emergency suite, an intake room, an x-ray room, a small laboratory and areas for reception, drug testing, collection, rehabilitation and administration. The facilities are generally open nine to eleven hours per day.

         Each of these facilities is staffed with at least one licensed physician under contract to the Physician Group. Licensed physicians are generally trained and experienced in occupational and industrial medicine or have emergency or general medicine backgrounds. Each facility generally utilizes a staff of between five and ten full-time persons (or their part-time equivalents), including registered nurses, physical therapists and administrative support personnel.

         A majority of the medical and non-medical services are offered on a walk-in basis, although specialized services are usually scheduled in advance. Through the Physician Group, urgent care is offered for employees suffering from work-related injuries, which most commonly involve soft tissue injuries, back injuries or exposure to hazardous material. Patients with injuries beyond the scope of the physician's expertise are referred to an appropriate medical facility.

         Fee-for-Services Plan. The following chart lists the services offered to the Company's clients on a "fee-for-services" basis whereby employers pay the Physician Group for each medical service rendered to employees as the service is provided and pay the Company for all non-medical services rendered.

     SERVICES PROVIDED                                 APPLICATION

Prevention...............................     Cholesterol testing and
                                              management; RiskScan computerized
                                              health risk analysis; Personalized
                                              health risk analysis; Health
                                              seminars; Stress management; Flu
                                              immunizations; Smoking cessation.

Medical Examinations.....................     Examinations in compliance with
                                              both Occupational Safety and
                                              Health Administration and
                                              Department of Transportation
                                              standards; Computerized back
                                              examinations; Pre-employment
                                              examinations; Comprehensive
                                              executive/annual examinations;
                                              Asbestos and other medical
                                              surveillance examinations.

Treatment................................     Physical examinations by
                                              occupational medicine specialists;
                                              Work-related injury treatment;
                                              Physical therapy services; X-rays;
                                              Laboratory facilities; Pharmacy.

Medical Screening and Testing............     Pulmonary function; HIV antibody
                                              screening; Treadmill stress test;
                                              Tuberculosis test; Hepatitis B
                                              screening; Audiometric screening;
                                              Heavy metals screening; Blood
                                              chemistry profile (SMA-24); Chest
                                              X-rays; Vision screening;
                                              Proctoscopic examinations.

Management Services......................     Cost/benefit management reports;
                                              Physician consultation; Safety,
                                              health and accident prevention
                                              services; Case control - loss
                                              management services via
                                              computerized injury tracking;
                                              Regulatory compliance information;
                                              Risk management information;
                                              Medical billing audits; Accident
                                              work status reports; Occupational
                                              medicine supplies; Physician
                                              summary reports to employers and
                                              employees.

Drug Testing.............................     Consultation and program
                                              development; Medical review
                                              officer services; Collection
                                              facility in compliance with
                                              National Institute of Drug Abuse
                                              standards; Screening examinations.

         The Preferred Employee Plan. A majority of services are offered pursuant to a "Preferred Employee Plan" or "PEP," a "capitated" plan which allows businesses to limit the costs they would otherwise pay for certain services, a managed care approach to occupational medicine. In return for a prepaid monthly fee for each person employed by a client, ranging from approximately $8.50 to $21 per person, the Company and the Physician Group provide an agreed upon package of services. One portion of the capitated fee is for medical services contracted directly with and arranged by the Physician Group and the other portion is for non-medical services contracted directly with and arranged by the Company. Clients pay the same fee for every employee, regardless of how many services actually are provided to any particular employee in a given month. All existing PEP agreements are terminable by the client, the Company or the Physician Group on 30 days' prior written notice.

         The PEP is a variation on the approach of using in-house, captive medical departments to control medical costs. Advantages of the PEP over the in-house medical department approach are that (i) small companies can have the same opportunities for cost containment as major corporations have, (ii) the more sophisticated, in-depth physical examinations provided under the PEP to screen potential or existing employees for health problems and physical fitness aid earlier discovery of health concerns; and (iii) extensive examinations can provide a more accurate picture of the potential productivity of existing and prospective employees and can identify certain significant risks of future on-the-job injuries and other serious health conditions, thereby assisting in cost containment. These services are specifically aimed at lowering the cost of employee benefits, improving employee productivity, decreasing absenteeism and enhancing employer/employee relations through use of wellness and prevention programs.

         Services provided under the PEP by the Company and/or the Physician Group include the following:

      SERVICES PROVIDED                               APPLICATION

Comprehensive pre-placement
  physical examinations.............          RiskScan computerized health risk
                                              analysis with confidential
                                              individual analysis for each
                                              prospective employee and detailed
                                              management reports on the overall
                                              results; A medical and
                                              occupational history for each
                                              prospective employee; Physician's
                                              examination; Audiometric
                                              evaluation; Vision screening;
                                              Pulmonary function testing;
                                              Submaximal stress
                                              electrocardiogram; Computerized
                                              back testing utilizing the
                                              Isotechnology B-200; Chest X-ray;
                                              Complete blood count; Blood
                                              chemistry profile including 24
                                              tests for the assessment of
                                              internal organ function and
                                              coronary risk; Urinalysis.
Comprehensive annual physical
examinations......................            Given in the birth month of the
                                              employee, these are identical to
                                              the pre-placement physical
                                              examinations.

Treatment of all work related
  injuries including................          Necessary X-rays; Installation and
                                              removal of sutures and other
                                              physician diagnostic and treatment
                                              services; Tetanus and other
                                              prophylactic vaccinations as
                                              required; Medications (for pain,
                                              infection, etc.); Physical therapy
                                              as necessary.

Management analysis and
  reports including.................          A cost-benefit analysis of the
                                              program; Projections of
                                              utilization of group health
                                              benefits; Outpatient costs and
                                              associated costs of absenteeism
                                              and low productivity; Mortality
                                              projections; Site analysis and
                                              recommendations for employee
                                              health; Public liability and
                                              customer injury evaluation; Acute
                                              injury management and evaluation;
                                              Management and review of
                                              occupational injuries; Management
                                              and statistical data for
                                              occupational cases; Development of
                                              a health profile for the client
                                              company; Group summary of health
                                              risks with comparisons of the
                                              client to national statistics.

The Company has developed and refined certain testing and evaluation procedures that are effective in identifying conditions that indicate a significant risk of on-the-job injuries and serious health concerns, thereby avoiding likely high cost treatments attributable to preventable conditions. The Company intends to continue to identify additional prevention strategies and health management programs which will increase efficiencies without compromising quality of care.

PHYSICIAN SERVICES, RECRUITMENT AND DUTIES

         The Company's operating strategy relies heavily upon the Physician Group obtaining and retaining skilled physicians that have medical management experience. Dr. Angle, the President of both the Physician Group and the Company, has over 13 years experience recruiting and retaining physicians to staff hospital emergency departments and has operated one of the Company's facilities since 1987. The Physician Group is responsible for the recruiting of qualified and experienced physicians who understand and will implement the Company's cost containment strategy, all of whom perform services for the Company through the Physician Group, but none of whom are employees of the Company. Two of the eleven facilities currently managed by the Company were acquired from Dr. Angle and certain other stockholders of the Company.

         In November 1995, the Company entered into the Practice Management Agreement with the Physician Group, whereby the Company agreed to coordinate, fund and manage the expansion of the professional medical services of the Physician Group and the Physician Group agreed to provide medical services at the facilities managed by the Company. All of the Texas facilities operated by the Company are included in the Practice Management Agreement. The Physician Group at all times exercises full control over the medical services rendered at the facilities, and the Company performs non-medical functions including marketing, management and administration of the professional medical services of the Physician Group. The Physician Group does not delegate to the Company any of the powers, duties and responsibilities vested in the Physician Group by law as a professional association. The Physician Group authorizes the Company to negotiate on the Physician Group's behalf with clients and potential clients, for the purposes of establishing fees for individual and bundled medical services within guidelines established by the Physician Group. The Practice Management Agreement provides for mutual indemnification. The Practice Management Agreement specifically separates medical services by the Physician Group from non-medical and management services of the Company and employees or independent contractors of the Physician Group from employees of the Company in order to comply with the Texas Medical Practice Act.

         Under the Practice Management Agreement, the Company is responsible for organizing start-up operations and providing or securing funds in support of start-up operations for all facilities. The Physician Group retains a portion of adjusted gross revenues to cover monthly expenses, including amounts to pay physicians and their benefits, licenses and certifications. Based upon calculations from historical data and costs associated with administration and management of the Physician Group, certain excess adjusted gross revenue is paid to the Company as compensation for services provided under the Practice Management Agreement. In the State of Texas, as required by statute, the Company only retains net ancillary revenues, such as revenues derived from non-medical services. Additionally, the Company receives management fees computed for each of the facilities included in the Practice Management Agreement as follows: for the first $400,000 of annual base facility revenues, each month the greater of $4,000 or an amount equal to 10% of the base facility revenues and 15% of the net Physician Group practice revenues accrued during the prior month; for annual base facility revenues in excess of $400,000, each month the greater of $10,000 or an amount equal to the sum of 20% of base facility revenues and 30% of net Physician Group practice revenues accrued during the prior month. The Company also receives as compensation for centralized marketing services an amount equal to 5% of monthly gross revenues from each facility. All of these fees were calculated based upon reasonable costs for providing services and upon review of historical data directly relating to the costs of the Physician Group.

         The Practice Management Agreement may be terminated under certain circumstances including by written agreement of the parties after the one year anniversary date of the Practice Management Agreement; expiration of 20 years unless renewed; without notice, by either party if either party becomes insolvent; the breach or default in performance under the Practice Management Agreement provided that such breach or default continues for a period of 30 days after written notice; receipt by either party of a final order of any governmental agency or court of competent jurisdiction concerning the business, affairs or the practice of either of the parties which requires such termination; or the termination of the Physician Group practice of medicine in any state in which the Physician Group is providing medical services under the Practice Management Agreement.

         The Company recognizes that its long-term success and viability depends upon the delivery by physicians of quality medical services that meet or exceed the quality of care expectations of employees and the expectations of value of the business community. The Physician Group has implemented procedures designed to provide cost effective services to employees and keep employers informed regarding their employee's progress. The Physician Group is cognizant however, that once an employee enters the workers' compensation system, the relationship between the healthcare provider and the employee assumes paramount importance, with employers entitled to only limited information and with providers then being subject to confidentiality restrictions with respect to privileged patient/physician information. The Physician Group has implemented a policy that the attending physician at his or her convenience will telephone the employer the same day as the employee visit with the results of any examinations and treatment and provide a report on the employee's physical status. A written report regarding the visit is sent to the employer no later than the next business day following the visit. The Physician Group requires that its contracted physicians be available to speak to both the employer and employee upon reasonable request.

INSURANCE AND INSURANCE RELATED OPERATIONS

         In the fiscal year ended June 30, 1996 (the "1996 Fiscal Year"), management determined the Company would enter the workers' compensation insurance market for the purpose of participating in insurance premium revenues and enhancing the Company's overall profitability by integrating healthcare management and insurance services. The Company believes that market changes underway in the occupational healthcare industry encourage workers' compensation insurers to affiliate with healthcare providers and managers, such as the Company, in an effort to contain costs and to fully align incentives among healthcare providers, insurance firms, employers and employees.

         EGIG. As the first step to entering into the workers' compensation insurance market was to implement an arrangement with EGIG, a subsidiary of Old Republic General Insurance Group, Inc., a company listed on the New York Stock Exchange with assets of $6.1 billion, surplus of $1.6 billion and an A+ rating from A.M. Best Company, to develop and offer a fully-guaranteed cost product, known as Comp2000, that includes the Physician Group's capitated preventive healthcare services and insurance underwritten by Old Republic General Insurance Group. EGIG test marketed the Comp2000 product on a trial basis to prospective clients during the latter part of Fiscal Year 1996, but no sales were made as a result of the test marketing. Under the Company's arrangement with EGIG with respect to the Comp2000 product, as originally conceived and test marketed, the Physician Group would have provided medical services and the Company would have provided other non-medical services (e.g., ergonomic work site evaluations) while EGIG would have provided risk management, claims administration and other administrative services. Each party would have maintained independent control of all financial books and records, and neither party would have shared in the revenues attributable to those services provided by the other. Accordingly, the Company would not have participated in the revenue stream generated by premiums charged for workers' compensation insurance.

         RMAC. The Company viewed the initial arrangement with EGIG as an interim step to the acquisition and initiation of operations by an insurance subsidiary, which would allow the Company to participate in the underwriting risk of workers' compensation insurance and to share in premium revenues. Effective June 30, 1996, the Company acquired all of the outstanding capital stock of Montfort Insurance

Company located in Lubbock, Texas for $687,010 cash. The Company renamed the acquired subsidiary Risk Management Assurance Corporation ("RMAC"). Prior to the acquisition, RMAC was a dormant multi-line insurance company domiciled and licensed in Texas.

         RMAC is currently negotiating various affiliations with established issuing carriers of workers' compensation insurance and is working with EGIG to redesign the Comp2000 product so that the RMAC can participate in premiums and risk with EGIG. By relying on companies, including EGIG, experienced in the workers' compensation insurance market, RMAC may not be required to independently estimate reserve requirements and, in this respect, will be in effect relying upon the past claims experience of the issuing carrier. Guaranteed cost workers' compensation insurance policies may be either (i) policies whereby the employer purchases an insurance policy written by the insurer and pays a premium based on the employer's aggregate payroll, and the insurers (including RMAC, to the extent of its quota share or reinsurance) assume responsibility for all indemnity and medical costs associated with injuries and manage the employer's entire workers' compensation program, including all expenses related to workplace injuries, or (ii) policies with a higher deductible, under which the employer is responsible for all medical and indemnity expenses up to a specific dollar amount, while the insurers are responsible for medical and indemnity expenses over this level. RMAC expects to become a participant in the workers' compensation risk by reinsuring a layer of losses corresponding to the medical and indemnity costs of a primary care level of losses. The policy issuing company will retain losses above the reinsurance assumption by RMAC.

         Certain insurance carriers that write umbrella policies will not provide coverage to an employer if any portion of the employer's underlying insurance policy, such as the workers' compensation portion, is issued by an unrated carrier. Accordingly, the Company will endeavor to affiliate with insurers carrying ratings which range from very good to superior, as determined by a nationally-recognized insurance rating organization. Ratings are based on a comparative analysis of the financial condition and operating performance of insurance companies. RMAC was not rated prior to its acquisition by the Company and will not be eligible to obtain a rating until it has five years of operating experience.

AFFILIATIONS, JOINT VENTURES AND ACQUISITIONS

         In addition to establishing new clinics, the Company is expanding geographically in areas contiguous to existing markets in order to increase its market penetration and market share within areas in which a patient base is currently served through affiliations, joint ventures and acquisitions. To the extent permitted by applicable law, the Company pursues affiliations, joint ventures and acquisitions with physicians, hospitals and other providers which have established occupational medicine practices or with patient bases which can be served in an occupational medical setting.

         During the 1996 Fiscal Year, the Company and the Physician Group acquired the assets, or all outstanding capital stock, of occupational medicine practices in Lancaster, Texas, a suburb of Dallas, and Baytown, Texas, a suburb of Houston. Subsequent to the end of the 1996 Fiscal Year, the Company and the Physician Group acquired all of the outstanding capital stock of an occupational and family medicine practice in El Paso, Texas and of an occupational medicine and family medicine practice in Carrollton, Texas and also acquired the assets of a practice in Fort Worth, Texas. The Company and the Physician Group financed these acquisitions through the issuance of the Company's Common Stock, options to purchase Common Stock, payment of cash and/or delivery of secured promissory notes. Simultaneously with each acquisition, the Company and the Physician Group entered into an addendum to the Practice Management Agreement to provide that the Company has the sole right to manage the newly acquired practices for a minimum of ten years in accordance with the terms and conditions of the existing Practice Management Agreement. Each of the physicians who previously owned the acquired practices entered into a standard physician employment agreement with the Physician Group to perform as a Staff Physician for standard compensation rates and into the standard Regional Medical Director employment agreement to serve as Regional Medical Director of the newly acquired practice. The Company has implemented its cost containment and other methods of operation at all of its facilities, including these newly acquired facilities.

         In June 1995, the Company and St. Vincent Infirmary Medical Center ("St. Vincent") established a facility to provide occupational medical services in the Little Rock, Arkansas metropolitan area. Under the agreement with St. Vincent, the Company owns 50% of the ownership interest of a limited liability company known as HealthFirst Center, L.L.C. ("HealthFirst") and receives a monthly minimum management fee based upon a minimum number of hours for management of the operations of HealthFirst's facility, together with a specified percentage of gross and net revenues, which relate to the provision of non-physician services and having no relation to any referral of employers. St. Vincent owns the remaining 50% interest and is responsible for all costs of operation of HealthFirst. After repayment of the initial capitalization of $500,000 which is being provided by St. Vincent, the Company and St. Vincent will receive equal distributions of any profits generated by the joint venture. The Company has no obligation to repay any portion of the $500,000 invested by St. Vincent if the joint venture is unsuccessful. At June 30, 1996, the Company had outstanding a loan in the amount of $30,000 from St. Vincent to purchase medical equipment and establish operations of the Little Rock facility prior to the formation of HealthFirst and had receivables owed from HealthFirst of $52,000 for management fees and $30,000 for the equipment provided.

         In December 1994, the Company entered into a letter of intent with a software development company to develop and market through a joint venture a medical practice management information system, including a clinic management system which would provide an electronic patient clinical record and enhanced medical quality control functions. The Company was granted a perpetual license of software developed pursuant to the letter of intent, although the software development company retained ownership thereof. The Company is currently using software developed pursuant to the letter of intent, but the parties are not currently anticipating entering into a joint venture.

MARKETING AND SALES

         The Company currently targets employers that employ between 50 and 1,500 workers and either operate in industries with relatively high workers' compensation costs, such as manufacturing, wholesale, healthcare or hospitality firms, or have higher than average claims experience for their industries. These target employers are often in state sponsored assigned risk pools or, in the State of Texas, may be self-insured. No one customer represents more than 5% of total revenues.

         The Company's officers and sales and marketing personnel are principally responsible for the marketing. Sales and marketing personnel are compensated through salaries plus commission based upon revenues generated by corporate clients. The Company's marketing is currently done on a direct basis to employers and such efforts are frequently directed toward time periods during which employers make decisions concerning renewal of existing relationships with managed care providers, health maintenance organizations or other competitors.

         Marketing efforts are continued after a client has retained services. The Physician Group requires its physicians to engage in follow-up contacts with an employer on the same day of an employee's visit and requires physicians to provide routine reports to employers concerning an employee's medical status and availability for work. The Company also monitors employee satisfaction concerning the services provided through follow-up audits and questionnaires.

         The Company's arrangement with EGIG for the Comp2000 product is representative of future marketing strategy for RMAC. In the State of Texas, EGIG markets its insurance products through in-house insurance representatives and independent insurance agencies. RMAC will utilize the companion sales concept, with representatives of EGIG selling the insurance product. RMAC anticipates that other joint marketing arrangements will be established with the issuing carriers in order to expand the Company's existing customer base and thereby increase the number of employees utilizing the Company's services.

COMPETITION

         The occupational and industrial healthcare market is highly competitive and fragmented, with a large number of competitors. The Company competes with numerous firms, including occupational healthcare firms and networks, national and regional managed care providers, HMOs and in-house corporate medical departments. The Company also competes with numerous smaller firms, networks, hospitals and providers which offer services on a local level. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to regional and national providers. The Company currently views OccuSystems, Inc. and to a lesser extent CRA Managed Care, Inc. as its principal competition in its existing markets. OccuSystems is the nation's largest physician practice management company focusing on occupational healthcare and is active in a number of states, including Texas. CRA Managed Care, Inc. is a field case management and specialized cost containment firm which is active in all of the Company's markets.

         The Physician Group competes with the same entities as the Company with respect to recruiting physicians, nurses and physical therapists experienced in occupational and industrial healthcare. The Physician Group has from time to time experienced difficulty in recruiting physicians with experience in occupational and industrial healthcare. The loss of services by the Physician Group of existing physicians, nurses or therapists, or the inability to attract similarly qualified individuals, could adversely impact the Company's business.

         RMAC will compete with a wide variety of entities, including large insurance companies, managed healthcare companies, state-sponsored insurance pools and risk management consultants, and companies in the occupational healthcare market who may enter the workers' compensation insurance business. Changes in workers' compensation regulations, or increases in permissible premium rates, may encourage entry of competitors into markets in which RMAC will be active, which in turn, may have a material adverse effect on RMAC's operations. RMAC may also be subject to competition in recruiting personnel with experience in workers' compensation insurance.

REGULATION

         General. The Company's business is conducted within a highly regulated environment. The Company's activities are regulated primarily at the state level, so the Company must comply with differing regulatory requirements in each state in which it does business. The Company believes that its operations are in material compliance with all applicable regulatory requirements. However, many aspects of business operations conducted by entities having a relationship such as that between the Company and the Physician Group have not been the subject of state or federal court or regulatory agency interpretation. There is no assurance that any regulatory determinations or court decisions will not adversely impact the operations of the Company, RMAC or the Physician Group or require the Company to restructure its operations. Moreover, violations of federal or state statutes could result in the imposition of substantial civil and/or criminal penalties on the Company or its officers. And finally, laws and regulations change frequently and any change could negatively or positively affect demand for the Company's services, could reduce revenues or decrease the Company's ability to compete effectively.

         Workers' Compensation Legislation. Workers' compensation laws establish an employee's right to compensation and benefits related to work-caused injuries or disease and impose a wide range of obligations upon employers. Under these laws, employers are required to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related disease and injuries. These laws also prohibit employers from imposing co-payments or deductibles on employees and, in some states, restrict the employers' rights to exclusively select healthcare providers. Workers' compensation laws typically establish the methods and procedures which providers may employ in treatment programs and the maximum fees charge by providers.

         Many states are considering, or have recently enacted, legislation reforming workers' compensation laws. Such reforms include the ability of employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants and provisions to control medical costs associated with workers' compensation claims. The federal government and at least one state currently provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation.

         In several states, the number of workers' compensation claims and the cost per claim have recently deceased, which has caused premium rate reductions for workers' compensation insurance. The Company believes that these decreases are due principally to not only legislative reform, but to better management and control of claim costs by insurance companies and other payors, and improved risk management by employers. If declines in workers' compensation costs occur in states in which the Company conducts business and persists over the long-term, such declines may have an adverse impact on results of operations for the Company and RMAC.

         Corporate Practice of Medicine and Other Laws. Most states have enacted laws limiting the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also regulate the relationship between business entities such as the Company and licensed professionals and professional associations or corporations, such as the Physician Group, particularly with respect to fee-splitting between a licensed individual and a non-licensed individual or entity. These laws differ widely from state to state as do interpretations by courts and regulatory agencies. Under the Texas Medical Practice Act, only physicians licensed by the Texas State Board of Medical Examiners may practice medicine in Texas. Texas law prohibits a person from aiding or abetting, directly or indirectly, the practice of medicine by any person, partnership, association, or corporation not duly licensed to practice medicine. Accordingly, the Texas courts have held that a corporation comprised of non-licensed individuals which employs (or the practical equivalence of employment such as a contractual relationship) licensed physicians to treat patients and which receives a fee is unlawfully engaging in the practice of medicine. For this reason, the Company and Physician Group entered into the Practice Management Agreement, under which the Company only provides non-medical services. The Company has no right to any portion of the Physician Group's profits derived from medical practice, no right to trade and commercialize on any physician's license, and no right to select medical staff in the Physician Group. The Company can not arrange for the procurement of capitated physician services and can not treat or diagnose any medical condition.

         Anti-Referral and Fraud and Abuse Laws. Both federal and state laws have been enacted covering the payment of remuneration to induce or in return for (i) referral of Medicare or state health program patients, (ii) patient care opportunities, or (iii) the purchase, lease or order of items or services covered by Medicare or state health programs. The State of Texas has enacted such a statute which applies to all payors, not just federal or state payors, and which, to the Company's knowledge, has not yet been interpreted by any case law. Since the Physician Group receives no state or federal funds, it is not subject to the federal laws; however, Texas state law nevertheless applies. Although certain of the services provided by the Physician Group affiliated with the Company may be subject to the Texas statute, the Company believes its arrangements with the Physician Group in Texas and the employment agreement with Dr. Angle will comply with the "personal services and management contract" and/or employment agreement safe harbors promulgated under applicable federal law. [More specifically, the Practice Management Agreement is in writing, signed by the parties, and specifies the services to be provided by the Company. In addition, the term of the Practice Management Agreement is for at least one year and the aggregate compensation paid to the Company over the term of the Practice Management Agreement is set in advance, is consistent with fair market value in arm's-length transactions (as determined in the judgment of the disinterested directors of the Company voting on the terms of the Practice Management Agreement) and is not determined in a manner that takes into account the volume or value of any referrals or business otherwise generated between the parties for which payment may be made in whole or in part under Medicare or a state health care program or any other circumstances. The Company did not secure an independent determination of the fairness and reasonableness of the terms of the Practice Management Agreement. Finally, the services performed under the Practice Management Agreement do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law. Dr. Angle's employment contract is a legitimate bona fide employment relationship wherein he provides services for a salary.] In January 1995, certain anti-referral provisions became effective which prohibit physicians with an ownership or financial interest (as defined) in an entity from engaging in certain business with that entity or referring a patient to that entity for the provision of certain designated medical services. Several states are considering similar legislation. The State of Texas has adopted an anti-referral law which provides that, if the Company refers a patient to an entity in which the physicians affiliated with the Physician Group have an interest, the Company could be subject to penalties associated with a Class A misdemeanor which may include a fine of up to $4,000 and/or imprisonment of up to one year for each violation. The Company does not make referrals that management considers would be subject to this prohibition.

         Insurance Industry Laws. RMAC will be subject to state insurance laws and regulations in each state in which it becomes licensed. Currently, it is subject to the Texas insurance laws and regulations, which are administered by the Texas Department of Insurance and the Texas Workers' Compensation Commission. All State regulatory agencies have broad administrative power with respect to insurance operations, including the establishment of premium rates, benefit levels, preparation of policy forms, dividend payments, capital adequacy and the amount and type of investments. In Texas, the State Board of Insurance ("Board") must approve all rates charged by RMAC and regulates RMAC's insurance plans and policy forms. As a reinsurer, however, many of the Board's regulations do not apply to RMAC. Further, Texas law requires a workers' compensation insurer to maintain minimum capital reserves and to provide year end reports of the calculation of the minimum capital reserves for review by the Board. Under Texas law, the maximum amount of dividends that can be paid by RMAC to the Company without authorization by the Commissioner of Insurance of Texas in any year is equal to the greater of (i) 10% of RMAC's statutory surplus as of the 31st day of December next preceding or (ii) the statutory net income from operations of RMAC for the 12-month period ending the 31st day of December next preceding, but shall not include pro-rata distributions of any class of RMAC's own securities.

         Healthcare Reform. Although no national healthcare reform proposal has been enacted to date, increasing healthcare costs have precipitated various proposals for reform of the healthcare industry. One such proposal involves combining traditional employer-sponsored health plans with workers' compensation coverage to provide a single insurance plan for work related and non-work related healthcare. While the Company's development of the joint marketing arrangement with EGIG and the acquisition of RMAC were undertaken to address the changing occupational and industrial healthcare market, there is no assurance the Company will be successful in developing products and services which will address market requirements or that healthcare reform will not adversely affect the Company's operations.

         Environmental. The Company is subject to various federal, state and local statutes and ordinances regarding the disposal of infectious waste. Violations of applicable infectious waste laws may result in the imposition of penalties and fines or the closure of a facility. As with other regulatory issues, the Company believes it is in compliance with applicable law.

EMPLOYEES

         The Company had 60 full-time employees as of June 30, 1996, all of whom provided non-physician services. Of the Company's employees, approximately 19 are administrative staff, 22 are paramedical staff, six are sales and marketing personnel and 13 are corporate personnel. Additionally, as of June 30, 1996, the Company was contracting through the Physician Group for the services of nine physicians. Due to its recent practice acquisitions, the Company currently has 118 full-time employees, of whom approximately 45 are administrative staff, 49 are paramedical staff, five are sales and marketing personnel and 13 are corporate personnel. Additionally, the Company currently contracts through the Physician Group for the services of 21 physicians. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently manages a facility in Little Rock, Arkansas, which is owned by HealthFirst, a joint venture with St. Vincent. The space for the facility is provided by St. Vincent and the Company currently has no lease obligation. During the 1996 Fiscal Year, the Company moved its executive offices to Suite 1800, 5215 North O'Connor, Irving, Texas 75039. The following tabulates certain information with respect to the facilities currently leased by the Company.

                                                             Current
                                                Square       Monthly                                     Lease
         Location                               Footage       Rental              Lessor                Expiration
----------------------------                    -------     ---------         --------------            ----------
Irving (Executive Offices)                       3,172     $   4,126     Dominion Oil & Gas               02/28/99
  5215 North O'Connor, Ste. 1800                                         Corporation (1)
  Irving, Texas 75039

  9500 Forest Lane, Ste. 110                     5,701     $   5,345     Dallas Forest Park               12/31/00
  Dallas, Texas 75243                                                    Corporation

  8585 Stemmons Freeway                          6,107     $   7,379     Twin Towers Investment
  Dallas, Texas 75247                                                    Partnership                      7/22/96

  1200 East Copeland, Ste. 100                   7,352     $   7,505     AGF Stadium Place, Ltd.          7/30/00
  Arlington, Texas 76011

  1666 E. Bert Kouns Street, Ste. 100            5,137     $   3,847     Sale Commercial                  (2)
  Shreveport, Louisiana                                                  Properties

  4308 Garth Road                                4,784     $   2,870     San Jacinto Methodist            (2)
  Baytown (Houston), Texas 77521                                         Hospital (1)

  2700 W. Pleasant Run Road                      1,385     $   1,847     Healthtrust Inc.                 3/31/01
  Lancaster (Dallas), Texas 75146

  1865 Lee Trevino(3)                            4,100     $   5,466     Francisco J. Guerra, M.D./       (3)
  El Paso, Texas 79936                                                   Henry H. Calderoni. M.D.

  4775 S. Felix Street                           4,385     $   4,020     HCT Management &                 3/31/01
  Fort Worth, Texas 76115                                                Ventures Company

  301 W. Central Avenue                          2,200     $   2,000     John D. Willbanks, et al         3/31/97
  Fort Worth, Texas 76106

  3604 Beltline Road                            10,000     $   8,000     Quad Corners Investments,        9/30/06
  Dallas, Texas 75234                                                    Ltd., a Texas Limited
                                                                         Partnership

------------------
(1)  Subleased from the named party.
(2)  Currently leased or subleased on a month-to-month basis.
(3) The physicians from whom this practice was acquired intend to enlarge the facilities at their own expense and the Company has committed to lease the additional facilities at an initial rate calculated to provide an internal rate of return on investment of 15% to the Physicians, but not less than $16.00 per square foot. The Company will have final approval of the design and scope of the improvements, the contractor retained and the cost of the improvements. This space is being leased on a month-to-month basis pending execution of a lease agreement and expansion of the space.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted on The Nasdaq SmallCap Market under the trading symbols CDOC and on the Boston Stock Exchange under the symbol CDR since the Company's initial public offering in February, 1996. The following table sets forth the range of high and low closing bid prices, as reported by The Nasdaq Stock Market, from February 7, 1996 through June 30, 1996. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                    COMMON STOCK              WARRANTS
                                                    ------------              --------
         FISCAL YEAR 1996                         HIGH          LOW          HIGH         LOW
         ----------------                         ----          ---          ----         ---

          Third Quarter (commencing 2/7/96)      $10.25        $8.50         $3.50       $2.25
          Fourth Quarter                          10.87         9.37          4.25        3.00


         On September 26, 1996, the closing bid price of the Common Stock was $8.87 and the number of record holders of the Company's Common Stock was approximately 75.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OVERVIEW

         The Company derives its revenues primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from non-injury related services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. During the 1996 Fiscal Year, the Company derived 33% of its revenues from management of practices which were providing services for work-related injuries and illnesses. The remaining 67% of the Company's revenues were derived from management of practices which were providing non-injury related medical services. The Company's consolidated results of operations reflect the revenues generated by the Physician Group and the costs associated with the delivery of the Company's management services, including physician fees, benefits, malpractice insurance premiums and other related expenses. See "Item 7. Financial Statements, Note 8."

         The Company's concept and business strategy combine the management of quality healthcare by the Physician Group in an efficient and cost-effective manner with the Company's preventive healthcare program. The Company now operates eleven occupational medicine facilities servicing approximately 4,000 employers. The Physician Group currently acts as the primary caregiver and the Company serves as the gatekeeper for the majority of claims experienced by its employer clients. The Company has entered into an arrangement with EGIG and is revising a plan to market a fully guaranteed cost workers' compensation insurance policy that includes the Physician Group's capitated preventive healthcare services and insurance offered by EGIG's parent, Old Republic General Insurance Group, Inc. and RMAC. The Company acquired RMAC, effective June 30, 1996, and intends to enter the workers' compensation insurance market by participation in insurance policies with other workers' compensation insurers, including EGIG, that will serve as the issuing carriers. The Physician Group will provide medical services, the Company will provide management of the practices and facilities, while RMAC and/or the issuing carrier will provide risk management, claims administration and other insurance-related services.

RESULTS OF OPERATIONS

         In February and May of 1996, the Company entered into agreements to purchase a practice in Lancaster, Texas and one in Baytown (Houston), Texas, respectively. In June of 1996, the Company acquired an insurance subsidiary now known as RMAC. In August of 1996, the Company acquired a practice in El Paso, Texas. The following table sets forth certain consolidated financial data as a percentage of total revenues for each of the three years ended June 30, 1994, 1995 and 1996. The table also sets forth proforma consolidated financial information as a percentage of proforma revenues assuming the acquisitions of the Baytown and El Paso practices and the acquisition of RMAC had been completed on July 1, 1994. The operations of Lancaster are not included in the pro forma statement of operations as its effect would have been immaterial.

                                                                                      PROFORMA
                                             PERCENTAGE OF REVENUES            PERCENTAGE OF REVENUES
                                                 FOR THE YEARS                      FOR THE YEARS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                     -----------------------------------------------------------------
                                      1994          1995           1996            1995          1996
                                     -----          -----          -----          -----          -----

Revenues ....................        100.0%         100.0%         100.0%         100.0%         100.0%

Cost of services provided ...         38.3           35.4           34.2           35.4           32.2
General and administrative ..         98.3           65.8           60.5           73.1           53.1
Marketing expenses ..........          2.4            1.7            2.3            1.1            1.3
Development/acquisition costs           --             --            4.8             --            2.4

  Total costs and expenses ..        139.0          102.9          101.8          109.6           89.0
                                     -----          -----          -----          -----          -----
Income (loss) from operations        (39.0)          (2.9)          (1.8)          (9.6)          11.0
Other income (expense)
  Interest income ...........                          --             --            3.3          2.42.9
  Interest expense ..........         (2.9)          (3.5)          (1.9)          (4.7)          (1.2)
                                     -----          -----          -----          -----          -----
Net income (loss) pre-tax ...        (41.9)%         (6.4)%          (.4)         (11.9)          12.7
                                     =====          =====          =====          =====          =====
Income tax benefit (expense)           ---            ---            2.4             --           (4.3)
Net income (loss) ...........        (41.9)%         (6.4)%          2.0%         (11.9)%          8.4%
                                     =====          =====          =====          =====          =====

         Comparison of Fiscal Years Ended June 30, 1995 and 1996.

         Revenues. Revenues increased $1,188,000 or 39.5%, from $3,006,000 in the fiscal year ended June 30, 1995 (the "1995 Fiscal Year") to $4,194,000 in the 1996 Fiscal Year. This growth is attributable mainly to two major factors:
(i) improved marketing efforts resulting in new clients at the established clinics, which together with fees from the then managed clinics, increased revenues approximately $816,000, and (ii) management of the clinic in Lancaster, Texas for all of the 1996 Fiscal Year, and the purchase of this facility in February 1996, and the commencement of management and ownership of a clinic in Baytown (Houston), Texas in May 1996. These two new clinics collectively generated revenues of $372,000 from the date of acquisition to the end of the 1996 Fiscal Year. Revenues increased 118.2% for the Garland facility, 83.1% for the Arlington facility, 2.4% for the Shreveport facility and 4.6% for the Dallas facility from the 1995 Fiscal Year to the 1996 Fiscal Year. The Company opened a clinic in Ft. Worth in April, 1996 and revenues from that clinic were nominal as a start-up clinic. The unaudited proforma consolidated statement of operations, assuming the acquisitions of the Baytown and El Paso practices and the acquisition of RMAC had been completed on July 1, 1994, indicate that revenues for the 1995 Fiscal Year would have been $6,355,000 and $8,479,000 for the 1996 Fiscal Year, or over two times the revenues of the Company as actually constituted in such years.

         Cost of Services. Cost of services provided increased 34.6% from $1,065,000 in the 1995 Fiscal Year to $1,433,000 in the 1996 Fiscal Year. Cost of services provided as a percentage of revenues decreased slightly from 35.4% in the 1995 Fiscal Year to 34.2% in the 1996 Fiscal Year. The cost of services' increase in actual dollars was primarily due to increased costs of supplies and cost of therapy services, which were provided during all of the 1996 Fiscal Year and only a part of the 1995 Fiscal Year. The Company believes that cost of services provided as a percentage of revenues decreased primarily due to operating efficiencies and the allocation of service cost over a larger revenue base. The unaudited proforma consolidated statement of operations described above show that cost of services provided would have been $2,249,000 for the 1995 Fiscal Year and $2,732,000 for the 1996 Fiscal Year, and the cost of such services as a percentage of revenues would have been 35.4% and 32.2%, respectively, if the Baytown and El Paso practices and RMAC had been acquired by July 1, 1994.

         General and Administrative Expense. General and administrative expense increased 28.3% from $1,978,000 in the 1995 Fiscal Year to $2,537,000 in the 1996 Fiscal Year. The general and administrative expenses as a percentage of revenues decreased 5.3%, from 65.8% of revenues in the 1995 Fiscal Year to 60.5% of revenues in the 1996 Fiscal Year. This decrease reflects increased absorption of fixed costs over a larger revenue base. The unaudited proforma consolidated statement of operations referred to above indicate that general and administrative expenses would have been $4,644,000 for the 1995 Fiscal Year and $4,503,000 for the 1996 Fiscal Year, or 73.1% and 53.1% of proforma revenues in such years, respectively. The decrease in general and administrative expense in absolute amount was due to an approximate $600,000 increase in claims payable reserves and expense incurred in the 1995 Fiscal Year, and as to which there was no significant amount incurred in the 1996 Fiscal Year.

         Marketing. Marketing expenses (some of which are incurred with the express consent of the Physician Group pursuant to the Practice Management Agreement) increased from $52,000 in the 1995 Fiscal Year to $95,000 in the 1996 Fiscal Year, and increased as a percentage of revenues from 1.7% to 2.3%. The rise in marketing expense is attributed to the Company's expansion into new markets and is expected to continue to rise in future periods as the Company expands in both its existing and new markets. The unaudited proforma consolidated statement of operations indicate that marketing expenses, assuming the acquisitions of the Baytown and El Paso practices and RMAC had been completed on July 1, 1994, would have been $71,000 for the 1995 Fiscal Year and $108,000 for the 1996 Fiscal Year, just slightly higher than actual marketing expenses incurred by the Company and significantly less as a percentage of revenues, as the acquired entities were not aggressively marketing their services.

         Development and Acquisition Costs. The Company had no development and acquisition costs in the 1995 Fiscal Year, but such costs were $202,000 in the 1996 Fiscal Year, or 4.8% of revenues. The Company's planned expansion activities caused the Company to incur expected costs in three areas: (i) pursuing and negotiating affiliations or acquisitions with physicians who have established occupational medicine practices or patient bases which can be served in an occupational medical setting; (ii) negotiating the acquisition of, and acquiring, RMAC on June 30, 1996; and (iii) start-up costs for the clinic established in April 1996 in Fort Worth, Texas.

         Interest Expense and Interest Income. Interest expense decreased 21.0% from $105,000 in the 1995 Fiscal Year to $83,000 in the 1996 Fiscal Year. This decrease is partially attributable to certain equipment leases being paid and retired in accordance with their terms during the 1996 Fiscal Year and an overall reduction in interest rates by paying off a number of equipment leases (which carried interest rates ranging from 11% to 20%) from the proceeds of a bank loan bearing interest at 6.75%. As a percentage of revenues, interest expense was 3.5% in the 1995 Fiscal Year and 1.9% in the 1996 Fiscal Year. The unaudited proforma consolidated statement of operations indicate that interest expense would have been $299,000 for the 1995 Fiscal Year and $99,000 for the 1996 Fiscal Year. The increase in proforma interest expense as compared to actual interest expense reflects the interest payable in connection with notes issued as partial consideration for the acquisitions of the Baytown and El Paso practices. Proforma interest expense assumes an acquisition date of July 1, 1994, with the notes paid as of July 1995. The Company had no interest income in the 1995 Fiscal Year but had $139,000 of interest income in the 1996 Fiscal Year. This additional source of revenue is primarily attributable to investment of proceeds of the Company's initial public offering in interest-bearing obligations. As a percentage of revenues, interest income was 3.3% in the 1996 Fiscal Year. The unaudited proforma consolidated statement of operations indicate that interest income would have been $154,000 in the 1995 Fiscal Year and $241,000 for the 1996 Fiscal Year.

         Net Income or Loss. As a result of the factors described above, in particular, the combination of growth in revenues and containment of costs, the Company had net income after tax benefits of $83,000 in the 1996 Fiscal Year as compared to a loss of $194,000 in the 1995 Fiscal Year, an increase of $277,000. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the year 2008 through 2010. However, the use of net operating loss carryforward may be limited or reduced due to a change in ownership as a result of February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $424,000 to $324,000 in the 1996 Fiscal Year due to the Baytown acquisition and the historical profitability of such practice, resulting in a $100,000 deferred tax benefit on the income statement. See "Note 9 to Consolidated Financial Statements." The proforma consolidated statement of operations indicates that the Company would have had a net loss of $755,000 in the 1995 Fiscal Year and net income of $710,000 in the 1996 Fiscal Year had the acquisitions of the Baytown and El Paso practices and RMAC had been completed on July 1, 1994.

         Comparison of Fiscal Years Ended June 30, 1994 and 1995.

         Revenues. Revenues increased 45.1% from $2,072,000 in the year ended June 30, 1994 (the "1994 Fiscal Year") to $3,006,000 in the 1995 Fiscal Year. This growth is attributable to the further development of the facilities managed by the Company and the Company's ability to capture additional market share. Revenues increased 16% for the Shreveport facility, 36% for the Dallas facility, 1,125% for the Garland facility and 210% for the Arlington facility from the 1994 Fiscal Year to the 1995 Fiscal Year. The Garland and Arlington facilities opened in mid-1994, which make comparisons to the 1995 Fiscal Year less meaningful. The marketing strategy that has been implemented by the Company provides for marketing to regional as well as local clients.

         Cost of Services. Cost of services provided increased 34% from $794,000 in the 1994 Fiscal Year to $1,065,000 in the 1995 Fiscal Year. Cost of services provided as a percentage of revenues decreased 2.9% from 38.3% in the 1994 Fiscal Year to 35.4% in the 1995 Fiscal Year. The cost of services' increase is primarily due to variable costs and facility expenses reflected for an entire year in the 1995 Fiscal Year which were not in operation for the entire 1994 Fiscal Year. Therapy services in 1995 were

$75,000, and $0 in 1994. The cost of services as a percentage of revenues decreased in the 1995 Fiscal Year as a result of management's efforts at cost control and increased utilization of existing facilities.

         General and Administrative Expense. General and administrative expense decreased 2.8% from $2,036,000 in the 1994 Fiscal Year to $1,978,000 in the 1995 Fiscal Year. The general and administrative expenses as a percentage of revenues decreased 32.5%, from 98.3% of revenues in the 1994 Fiscal Year to 65.8% of revenues in the 1995 Fiscal Year. This decrease is the result of the Company's management of fixed and variable costs.

         Marketing. Marketing expenses (some of which are incurred with the express consent of the Physician Group pursuant to the Practice Management Agreement) increased slightly from $50,000 in the 1994 Fiscal Year to $52,000 in the 1995 Fiscal Year, but declined as a percentage of revenues from 2.4% to 1.7%.

         Interest Expense. Interest expense increased 75% from $60,000 in the 1994 Fiscal Year to $105,000 in the 1995 Fiscal Year. This increase is attributable to additional capital leases entered into by the Company. These capital leases were entered into in mid-1994 and relate to medical and office equipment associated with the establishment of new facilities. As a percentage of revenues, interest expense was 2.9% in the 1994 Fiscal Year and 3.5% in the 1995 Fiscal Year.

         Net Loss. As a result of the factors described above, the Company's net loss of $868,000 in the 1994 Fiscal Year decreased to a net loss of $194,000 in the 1995 Fiscal Year. At June 30, 1995, the Company had approximately $1.138 million of net operating loss carryforwards for income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1995, the Company raised $500,000 of gross proceeds ($397,500 in net proceeds) by issuing a total of 400,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock automatically converted into one share of the Company's Common Stock on the completion of the Company's initial public offering. Proceeds of the private offering were used to reduce accounts payable (including taxes remaining overdue, penalties and interest as described above), pay expenses associated with the offering and to fund working capital.

         In February 1996, the Company completed its initial public offering of 1,840,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. The Company realized net proceeds from the public offering of approximately $7.5 million after deducting stock offering costs of approximately $2.1 million.

         The acquisition of RMAC contributed assets including cash of $1.1 million and short-term investments of $999,000, consisting of $949,000 in U.S. treasury bills and $50,000 in a certificate of deposit. Those assets are partially offset by RMAC claims of $1.743 million estimated to be payable over the course of several years.

         The Company has, in the past, utilized short term financing. In January 1995, the Company entered into a promissory note for a line of credit in the principal amount of $50,000 with Regions Bank of Louisiana. The $50,000 line of credit accrued interest at the bank prime rate and required quarterly payments with unpaid interest and principal due on demand. The note was collateralized by all of the equipment of Andicare, an affiliate of the Company. This line of credit was used to fund working capital requirements. The balance outstanding under the line of credit was paid in full prior to June 30, 1996.

         In June 1995, the Company and St. Vincent established a facility, now owned by HealthFirst, to provide occupational medical services in the Little Rock, Arkansas metropolitan area. Under the joint venture agreement, the Company holds 50% of the ownership interest of HealthFirst, a limited liability company, and will manage the operations of HealthFirst, and St. Vincent owns the remaining 50% interest. After repayment of the initial capitalization of $500,000 provided by St. Vincent, the Company and St. Vincent will receive equal distributions of any profits generated by the joint venture. The Company has no obligation to repay any portion of the $500,000 invested by St. Vincent if the joint venture is unsuccessful. The Company borrowed $30,000 from St. Vincent to purchase medical equipment and establish operations of the Little Rock facility prior to the formation of HealthFirst and is owed $30,000 by HealthFirst for such equipment.

         Subsequent to September, 1995, the Company borrowed $53,000 from Regions Bank of Louisiana for a six-month term with principal and interest payable at maturity. The $53,000 loan accrued interest at the Regions Bank of Louisiana prime rate, was secured by certificates of deposit pledged by all of the directors of the Company and the personal guarantee of Dr. Angle, and was repaid in November 1995 from the proceeds of a private placement. Proceeds of this loan were used to pay overdue withholding taxes the payment of which had been deferred because of cash flow difficulties in the last nine months of the 1995 Fiscal Year. Management attributed the cash flow difficulties to the start-up of operations in the Garland and Arlington facilities in mid-1994, which facilities were then being supervised by two former directors of the Company. Based on the operating history of these facilities since that time, management believes that the results of operations for these two facilities did not meet expectations due to the failure of the Company to achieve its marketing plan, which caused revenues to fall below expectations and which required the Company to fund operating expenses from working capital. In the 1995 Fiscal Year, the Company changed administration and management for these two facilities and implemented a new marketing plan which resulted in significant revenue increases in these facilities.

         As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $5.636 million (derived primarily from proceeds of the public offering and the acquisition of RMAC), short term investments of $1.250 million and accounts receivable of $1.097 million, with all currents assets totalling $8.780 million. The Company had net working capital of $4.388 million at June 30, 1996. The Company also had investments of $1.630 million in "other assets" consisting of U.S. treasury notes maturing in excess of one year from June 30, 1996 and therefor classified as long-term assets. These U.S. treasury notes could be sold and converted to cash at any time, and would effectively increase working capital to $6.1 million.

         The Company's operating activities provided cash of $18,000 during the 1995 Fiscal Year and used cash of $947,000 during the 1996 Fiscal Year. The principal components in cash used or provided by operating activities included depreciation and amortization ($129,000 and $164,000 in the 1995 Fiscal Year and 1996 Fiscal Year, respectively), deferred taxes of $100,000 in the 1996 Fiscal Year, accounts receivable (an increase of $121,000 in the 1995 Fiscal Year and $385,000 in the 1996 Fiscal Year), accounts payable and accrued expenses ($197,000 increase in the 1995 Fiscal Year and $501,000 decrease in the 1996 Fiscal Year), prepaid expenses ($10,000 in the 1995 Fiscal Year and $78,000 in the 1996 Fiscal Year) and other assets ($2,000 in the 1995 Fiscal Year and $111,000 in the 1996 Fiscal Year). The changes in accounts receivable, accounts payable and accrued expenses in the 1995 Fiscal Year and the 1996 Fiscal Year correspond, to some degree, with the increase in revenues from the 1995 Fiscal Year to the 1996 Fiscal Year. Nonetheless, in the 1995 Fiscal Year, the Company experienced the cash flow difficulties discussed above. The Company's cash flow difficulties were partially responsible for the increase in accrued expenses and accounts payable in the 1995 Fiscal Year and the first two quarters of the 1996 Fiscal Year, and also contributed to the Company's deferral of its withholding tax obligation.

The majority of such tax was paid by November 1995 and the balance was paid in February 1996 from the proceeds of the Series A Convertible Preferred Stock offering.

         Cash provided from financing activities totalled $8.407 million in the 1996 Fiscal Year, which was accounted for principally by cash received in the private placement and the public offering. Cash used in financing activities in the 1996 Fiscal Year were principally attributed to payments on equipment leases totalling $371,000 and payment on a note payable of $33,000, offset by proceeds from a note payable of $506,000. Cash used in financing activities in the 1995 Fiscal Year was primarily attributable to payments on equipment leases totalling $84,000, countered by proceeds from a note payable of $48,000.

         Cash used in investing activities totalled $1.823 million in the 1996 Fiscal Year, which was accounted for principally by cash acquired, predominantly from the acquisition of RMAC, of $1.139 million, offset by purchases of property and equipment of $483,000, purchase of investments of $1.881 million, increase in restricted cash of $500,000 as collateral for a secured bank loan and purchase of intangibles of $97,000.

         The Company currently has no commitments for capital expenditures, although the Company anticipates that its working capital needs and capital expenditures will increase as the Company continues its expansion. The expense of opening of new facilities, which may include the leasing or purchase of capital equipment including office, computer and medical equipment, can be substantial. The Company estimates that each of the facilities managed by it requires a minimum of $80,000 of medical equipment. To the extent capital equipment can be leased at a reasonable cost, the Company anticipates leasing such capital equipment in order to conserve working capital. Conversely, if the interest expense associated with the leasing of capital equipment is unacceptable to the Company, the Company may purchase such equipment from the funds allocated to the opening of new facilities. The Company may also acquire equipment in acquisitions of practices. The Company obtained a $491,000 bank loan from BankOne in May, 1996 and used the proceeds to pay the outstanding balance of certain then existing capital lease obligations which carried interest rates ranging from 10.83% to 20% per annum, resulting in future minimum lease payments for the remaining terms of the leases being reduced from $504,000 to $132,000. The loan accrues interest at 6.75%, payable monthly, matures in November, 1996, and is collateralized by a $500,000 certificate of deposit.

         The Company allocated $4.0 million of the proceeds of the public offering to acquisition and capitalization of RMAC and additional medical practices to manage. During the 1996 Fiscal Year, the Company and the Physician Group acquired a practice in Lancaster for 51,846 shares of Common Stock and acquired a practice in Baytown for 33,334 shares of Common Stock, $300,000 cash, a note for $750,000 and an obligation to issue additional shares of Common Stock in February 1997 valued at $350,000 at the time of issuance. The Company also acquired RMAC for $687,000 cash. All of the cash used for these acquisitions was paid subsequent to the end of the 1996 Fiscal Year. Since the end of the 1996 Fiscal Year, the Company and the Physician Group have acquired a practice in El Paso, Texas for 226,752 shares of Common Stock, $700,000 cash and promissory notes in the principal amount of $1.9 million; a practice in Fort Worth for 48,047 shares of Common Stock, $300,000 cash and a promissory note in the principal amount of $200,000; and another practice in Carrollton (a suburb of Dallas) for 63,380 Shares, an option to be granted each year for so long as the selling physician is employed by the Physician Group to purchase that number of shares of Common Stock of the Company which has a market value of $100,000, cash of $843,750, and a promissory note in the principal amount of $843,750. The Company has agreed to register certain of the shares of Common Stock issued in connection with these acquisitions and, in two instances, if such registration is not effected by the end of February, 1997, the physicians have the right to sell the Shares back to the Company for the greater of a specified amount or the market value of the shares.

POSSIBLE NON-CASH FUTURE CHARGE

         As a condition to the public offering, the representative of the several underwriters required the Company's stockholders to deposit an aggregate of 150,000 shares of Common Stock of the Company in an escrow account. The Common Stock deposited in the escrow account will be subject to release to such stockholders only in the event the Company's earnings per share for the calendar year ending December 31, 1996 are equal to or exceed $.25 per share. The earnings per share calculation will be based on fully diluted earnings per share, but excluding extraordinary items and excluding any compensation expense charged to the Company as a result of the release of the escrowed shares. In the event the Company attains the pre-determined earnings target, the market value of the escrowed shares held by officers, employees and consultants at the time the escrowed shares are released will be deemed to be additional compensation expense to the Company. Accordingly, assuming the earnings target is met (of which there is no assurance), the Company will recognize what could be a significant charge to income, and which may reduce or eliminate earnings, if any. The amount of compensation expense recognized by the Company will not affect in any way the Company's total stockholders' equity or working capital.

SEASONALITY

         The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. In addition, employers generally hire fewer employees during the last three months of the year, thereby reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, results of operations during the Company's first and second fiscal quarters of each year will tend to be somewhat lower than the remaining quarters of the fiscal year. The Company anticipates that this seasonality will continue for the foreseeable future.

INFLATION

         When faced with increases in operating costs due to inflation, the Company has implemented cost control measures intended to contain or reduce its expenses. However, the Company cannot predict its ability to control future cost increases or to increase its charges for certain management services covered by state and federal workers' compensation laws.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the operations of RMAC, (ii) the continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, (iv) the retention of physicians, through the Physician Group, and the Company's success in generating revenue increases through the retention of such physicians and an increase in their practices, (v) the Company's success in concluding acquisitions at prices which permit the Company to achieve reasonable rates of return on such acquisitions, (vi) the Company's success in expanding service to regional and national customers which can be serviced through existing facilities and facilities the Company may be successful in acquiring, and (vii) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to grow and on a timely basis, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders. The information called for by the above Items will be included in such definitive Proxy Statement under "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which is incorporated herein by reference. If such definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this report, then the information described above will be filed as an amendment to this report before the end of such 120-day period.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

EXHIBIT NO.
-----------

   #   2.2       Stock Purchase Agreement by and between Rubus Realty Company and the Company.

   ##  2.3       Asset Purchase Agreement by and between C.A. Riser, M.D. and the Company.

   ##  2.4       Asset Purchase Agreement by and between C.A. Riser, M.D. and
                 Donald F. Angle, M.D., P.A.

   +   2.5       Stock Purchase Agreement by and among Doctors' Inn,
                 Incorporated, Henry H. Calderoni, Francisco J. Guerra and the
                 Company.

   +   2.6       Stock Purchase Agreement by and among Francisco J. Guerra,
                 M.D., P.A., Francisco J. Guerra, M.D. and Donald F. Angle,
                 M.D., P.A.

   +   2.7       Stock Purchase Agreement by and between Henry H. Calderoni,
                 M.D., P.A., Henry H. Calderoni, M.D. and Donald F. Angle,
                 M.D., P.A.

   ++  2.8       Asset Purchase Agreement by and among Northside Family
                 Medical Clinic Professional Association, J.W. Czewski, D.O., and The Company Doctor, including Security Agreement

EXHIBIT NO.
-----------

   ++ 2.9 Stock Purchase Agreement by and among Northside Family Medical Clinic Professional Association, J.W. Czewski, D.O., and Donald F. Angle, M.D., P.A., including Secured Promissory Note, Pledge and Security Agreement and Rescission Agreement

   ** 2.10       Stock Purchase Agreement by and among Robert G.
                 Duchouquette, M.D., P.A., Robert G. Duchouquette, M.D. and The Physician Group, P.A., including Note, Pledge Agreement and Security Agreement

   ** 2.11       Stock Option Agreement by and between Robert G.
                 Duchouquette, M.D. and the Company

   ** 2.12 Registration Rights Agreement by and between Robert G Duchouquette, M.D. and the Company

   *  3.1.1      Certificate of Incorporation of the Company as filed on
                 June 4, 1992 with the Secretary of State of the State of Delaware.

   *  3.1.2      Certificate of Amendment to Certificate of Incorporation
                 of the Company as filed on October 5, 1995 with the Secretary of State of the State of Delaware.

   *  3.2.1      Amended and Restated By-Laws of the Company.

   *  4.1        Form of specimen certificate for Common Stock of the Company.

   *  4.2        Form of specimen certificate for Warrants of the Company.

   *  4.3        Form of specimen certificate for Units of the Company.

   *  4.4        Form of Unit Purchase Option to be issued by the Company to the Representative.

   *  4.5        Form of Warrant Agreement by and among the Company,
                 Continental Stock Transfer & Trust Company and the
                 Representative.

   * 10.1.1 Employment Agreement by and between Donald F. Angle and the Company.

   * 10.1.2 Employment Agreement by and between Fred G. Parrish and the Company.

   * 10.2 Omnibus Stock Option Plan, effective January 1, 1995, authorizing 440,875 shares of Common Stock for issuance pursuant to the Plan.

   * 10.3.1      Lease Agreement, dated June 21, 1991, by and between
                 Twin Towers Investment Partnership and Emergency Occupational Physician's Services, Inc. and Addendum Number One, dated September 30, 1993.

   * 10.3.2 Lease Agreement, dated September 30, 1993, by and between Dallas Forest Park Corporation and Emergency Occupational Physician's Services Incorporated.

   * 10.3.3 Lease Agreement, dated June 19, 1993, by and between AGF Stadium Place, Ltd. and the Company.

EXHIBIT NO.
-----------

   **  10.3.4    Commercial Real Estate Lease, dated October 1, 1996, by
                 and among Quad Corners Investments, Ltd., a Texas Limited
                 Partnership, The Physician Group, P.A., and the Company.

   o   10.3.5    Sublease Agreement, dated April 23, 1996, by and between
                 Dominion Oil and Gas Corporation and the Company.

   o   10.3.6    Sublease Agreement, dated on or about January 1, 1992,
                 by and between San Jacinto Methodist Hospital and Dr. C. A.
                 Riser (as predecessor in interest to the Company).

   o   10.3.7    Lease and Addendum, dated December 15, 1991 and December
                 30, 1991, respectively, by and between Dr. Jim W. Czewski (as predecessor in interest to the Company) and John D. Willbanks, et al.

   o   10.3.9    Lease Agreement, dated April 1, 1996, by and between HCT
                 Management & Ventures Company and the Company.

   *   10.4      Letter of Intent dated December 13, 1994, by and between
                 Creative Business Solutions and the Company.

   *   10.5      Joint Marketing Agreement, dated March 23, 1995, by and
                 between Employers General Insurance Group and the Company.

   *   10.6      Practice Management, Consulting and Clinic Services
                 Agreement, dated November 1, 1995, by and between Donald F.
                 Angle, M.D. P.A. and the Company.

   *   10.7.1    Practice Management Agreement, dated April 1, 1995, by
                 and between Doyle L. Sharp, M.D. P.A. and the Company.

   *   10.7.2    Addendum to Practice Management Agreement, effective
                 December 19, 1995, by and among the Company, Doyle Sharp M.D.
                 P.A. and Donald F. Angle, M.D. P.A.

   *   10.8.1    Operating Agreement of HealthFirst Center, L.L.C., by
                 and among HealthFirst Center, L.L.C., St. Vincent Infirmary
                 Medical Center and the Company.

   *   10.8.2    MSO Management Agreement by and between HealthFirst
                 Center, L.L.C. and the Company.

   *   10.8.3    Loan Security Agreement, dated July 27, 1995, by and
                 between St. Vincent Infirmary Medical Center and HealthFirst
                 Center, L.L.C.

   *   10.8.4    Form of Secured Promissory Note from HealthFirst Center,
                 L.L.C. to St. Vincent Infirmary Medical Center.

   *   10.8.5    Practice Management Agreement by and between HealthFirst
                 Center, L.L.C. and Donald F. Angle, M.D. P.A.

EXHIBIT NO.
-----------

   *   10.9      Form of Preferred Employee Plan agreement between various
                 employer customers and the Company.

   *   10.9.1    Form of Amendment to Letter of Agreement between
                 Preferred Employee Plan customers, the Company and Donald F.
                 Angle, M.D. P.A.

   *   10.10.1   Equity Capital Formation Letter Agreement, dated March
                 10, 1992, among EOPS, Dale Willetts and Jack P. Kennedy.

   *   10.10.2   Amendment No. 1 to Equity Capital Formation Letter
                 Agreement, dated August 24, 1992, among EOPS, Dale Willetts and
                 Jack P. Kennedy.

   *   10.10.3   Memorandum of Understanding, dated June 22, 1994, by
                 and among Dale W. Willetts, John P. Kennedy and the Company.

   *   10.10.4   Amendment No. 2 to Letter Agreement, dated November 1,
                 1995, among the Company, John P. Kennedy and Dale W. Willetts.

   *   10.11     Consulting Agreement, dated March 10, 1992, between Jack
                 P. Kennedy and EOPS.

   *   10.12.1   Exchange Agreement, dated July 24, 1992, by and among
                 EOPS, Andicare, Donald F. Angle, M.D. and the Company.

   *   10.12.2   Exchange Agreement, dated July 20, 1992, by and among
                 Andicare, Donald F. Angle, M.D., Carl S. Luikart, M.D., Ann
                 Angle and the Company.

   *   10.12.3   Exchange Agreement, dated July 24, 1992, by and among
                 EOPS, Donald F. Angle, M.D., Jan Kohout, M.D., Dennis Sullivan and the Company; Settlement Agreement, dated September 26,
                 1995, by and between Dennis M. Sullivan, M.D. and the Company;
                 and Settlement Agreement, dated September 26, 1995, by and between Jan Kohout, M.D. and the Company.

   o   10.13     Promissory Note, dated May 6, 1996, from the Company to
                 BankOne, Texas, N.A.

       14        Not applicable.

       15        Not applicable.

   *   21        Subsidiaries of the Company.

   o   27.1      Financial Data Schedule

-----------------------------

o        Filed herewith.

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (S.E.C. File No. 33-74876-D) as declared effective on February 6, 1996.

# Incorporated by reference from the Registrant's Form 8-K for event date of July 9, 1996.

## Incorporated by reference from the Registrant's Form 8-K for event date of August 15, 1996.

+ Incorporated by reference from the Registrant's Form 8-K for event date of August 21, 1996.

++ Incorporated by reference from the Registrant's Form 8-K for event date of August 28, 1996.

** Incorporated by reference from the Registrant's Form 8-K for event date of September 20, 1996.

EXHIBIT NO.
-----------

     (B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1994, but has subsequently filed four reports on Form 8-K reporting the acquisitions discussed herein.

ITEM 7.  FINANCIAL STATEMENTS


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report.............................................................................       F-2

Consolidated Balance Sheet -- June 30, 1996..............................................................       F-3

Consolidated Statements of Operations -- Years ended June 30, 1995 and 1996..............................       F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
 -- Years ended June 30, 1995 and 1996...................................................................       F-5

Consolidated Statements of Cash Flows -- Years ended June 30, 1995 and 1996..............................       F-6

Notes to Consolidated Financial Statements...............................................................       F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Company Doctor and Subsidiaries
Arlington, Texas

We have audited the accompanying consolidated balance sheet of The Company Doctor (a Delaware corporation) and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Company Doctor and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.



                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         ---------------------------------------
                                         Ehrhardt Keefe Steiner & Hottman PC


July 26, 1996 (except for Note 2 as to
 which the date is August 23, 1996)
Denver, Colorado

                       THE COMPANY DOCTOR AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS
Current assets

       Cash and cash equivalents (Notes 2 and 11)                                   $  5,636,433
       Restricted cash (Note 6)                                                          500,000
       Short-term investments (Notes 3 and 11)                                         1,250,357
       Accounts receivable
             Trade, less allowance for doubtful accounts of $105,000 (Note 2)          1,097,308
             Related parties (Note 8)                                                    113,117
             Other                                                                        85,348
       Prepaid expenses (Note 2)                                                          97,767
                                                                                    ------------
                        Total current assets                                           8,780,330
                                                                                    ------------
Property and equipment (Notes 2, 4, 6, and 7)                                          1,536,898
       Less accumulated depreciation and amortization                                   (659,394)
                                                                                    ------------
                                                                                         877,504

Other assets

       Intangibles, net (Notes 2 and 5)                                                1,688,314
       Other assets (Notes 5 and 9)                                                      563,406
       Investments (Notes 3 and 11)                                                    1,630,453
                                                                                    ------------
                        Total other assets                                             3,882,173
                                                                                    ------------
Total assets                                                                        $ 13,540,007
                                                                                    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

       Notes payable (Notes 2 and 6)                                                   1,271,357
       Current maturities of capital lease obligations (Note 7)                           52,501
       Accounts payable and accrued expenses                                             338,077
       Due to sellers (Note 2)                                                           987,010
       Claims payable (Note 10)                                                        1,743,107
                                                                                    ------------
                        Total current liabilities                                      4,392,052

Capital lease obligations, net of current maturities (Note 7)                             79,644
                                                                                    ------------
                        Total liabilities                                              4,471,696
                                                                                    ------------

Commitments and contingency (Notes 8 and 11)

Stockholders' equity (Notes 2, 11, and 12)

       Preferred stock, $.01 par value, 5,000,000 shares authorized                         --
           Series A convertible, no shares issued

       Common stock; $.01 par value; 25,000,000 shares authorized; 4,676,494
        shares issued and outstanding at June 30, 1996                                    46,765
       Additional paid-in capital                                                     10,255,346
       Accumulated deficit                                                            (1,233,800)
                                                                                    ------------
                        Total stockholders' equity                                     9,068,311
                                                                                    ------------
Total liabilities and stockholders' equity                                          $ 13,540,007
                                                                                    ============

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Pro Forma
                                                   For the Year Ended June 30,           for the Year Ended June 30,
                                                   ---------------------------           ---------------------------
                                                    1996                1995                1996               1995
                                                    ----                ----                ----               ----
                                                                                              (Unaudited Note 2)
Revenues                                          $ 4,193,906        $ 3,006,064        $ 8,479,398        $ 6,354,577

Cost of services provided                           1,433,170          1,064,503          2,732,381          2,249,149
General and administrative expenses                 2,536,751          1,977,804          4,502,727          4,644,127
Marketing expenses                                     94,964             52,032            107,687             71,064
Development and acquisition costs                     202,468               --              202,468               --
                                                  -----------        -----------        -----------        -----------
                                                    4,267,353          3,094,339          7,545,263          6,964,340
                                                  -----------        -----------        -----------        -----------

Loss from operations                                  (73,447)           (88,275)           934,135           (609,763)

Other income (expense)

       Interest income                                139,082               --              241,396            153,676
       Interest expense                               (82,665)          (105,339)           (99,141)          (298,740)
                                                  -----------        -----------        -----------        -----------
                                                       56,417           (105,339)           142,255           (145,064)
                                                  -----------        -----------        -----------        -----------

Net (loss) income before income tax benefit           (17,030)          (193,614)         1,076,390           (754,827)

Income tax benefit (Note 9)                           100,000               --             (366,000)              --
                                                  -----------        -----------        -----------        -----------

Net income (loss)                                 $    82,970        $  (193,614)       $   710,390        $  (754,827)
                                                  ===========        ===========        ===========        ===========

Net income (loss) per common share                $       .02        $      (.09)       $       .16        $      (.30)
                                                  ===========        ===========        ===========        ===========

Weighted average common shares outstanding          4,091,775          2,208,443          4,375,722          2,501,862
                                                  ===========        ===========        ===========        ===========

                 See notes to consolidated financial statements.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  Preferred Stock            Common Stock
                                                                     Series A            ------------------------
                                                             ------------------------      Number
                                                              Number of       Par           of           Par
                                                               Shares        Value        Shares         Value
                                                             ----------   -----------   -----------   -----------

Balance at June 30, 1994                                          --        $  --        2,208,443     $ 22,085

Net loss for the year                                             --           --             --           --
                                                              --------      -------      ---------     --------

Balance at June 30, 1995                                          --           --        2,208,443       22,085

Stock issued for services in conjunction with a private
  placement completed in 1993, valued at $5.50 (Note 12)          --           --          106,712        1,067

Issuance of preferred, Series A at $1.25 per share net of
  $102,500 of offering costs (Note 12)                         400,000        4,000           --           --

Issuance of common stock net of $2,126,569 of offering
  costs (Note 12)                                                 --           --        1,840,000       18,400

Imputed costs associated with stock options granted to
  underwriter in conjunction with initial public
  offering (Note 12)                                              --           --             --        312,245

Conversion of preferred, Series A to common stock in
  conjunction with the initial public offering (Note 12)      (400,000)      (4,000)       400,000        4,000

Exercise of stock options and warrants (Note 12)                  --           --            1,200           12

Issuance of stock in conjunction with acquisition of
  medical practice, valued at $5.25 per share (Note 2)            --           --           51,846          518

Issuance of stock in conjunction with acquisition of
  medical practice, valued at $10.25 per share (Note 2)           --           --           68,293          683

Net income                                                        --           --             --           --
                                                              --------      -------      ---------     --------

Balance at June 30, 1996                                          --        $  --        4,676,494     $ 46,765
                                                              ========      =======      =========     ========

                                                                                                     Total
                                                               Additional                        Stockholders'
                                                                 Paid-in         Accumulated         Equity
                                                                  Capital           Deficit          (Deficit)
                                                            ---------------   ---------------   -------------

Balance at June 30, 1994                                      $  1,003,009      $(1,123,156)     $   (98,062)

Net loss for the year                                                 --           (193,614)        (193,614)
                                                              ------------      -----------      -----------

Balance at June 30, 1995                                         1,003,009       (1,316,770)        (291,676)

Stock issued for services in conjunction with a private
  placement completed in 1993, valued at $5.50 (Note 12)            (1,067)            --               --

Issuance of preferred, Series A at $1.25 per share net of
  $102,500 of offering costs (Note 12)                             393,500             --            397,500

Issuance of common stock net of $2,126,569 of offering
  costs (Note 12)                                                7,570,031             --          7,588,431

Imputed costs associated with stock options granted to
  underwriter in conjunction with initial public
  offering (Note 12)                                               312,245             --            312,245

Conversion of preferred, Series A to common stock in
  conjunction with the initial public offering (Note 12)              --               --               --

Exercise of stock options and warrants (Note 12)                     6,638             --              6,650

Issuance of stock in conjunction with acquisition of
  medical practice, valued at $5.25 per share (Note 2)             271,673             --            272,191

Issuance of stock in conjunction with acquisition of
  medical practice, valued at $10.25 per share (Note 2)            699,317             --            700,000

Net income                                                            --             82,970           82,970
                                                              ------------      -----------      -----------

Balance at June 30, 1996                                      $ 10,255,346      $(1,233,800)     $ 9,068,311
                                                              ============      ===========      ===========

                 See notes to consolidated financial statements.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                                1996              1995
                                                                            -----------        ----------
Cash flows from operating activities
     Net income (loss)                                                      $    82,970        $(193,614)
                                                                            -----------        ---------
     Adjustments to reconcile net loss income to net cash provided by operating activities
         Depreciation and amortization                                          163,620          129,078
         Deferred taxes                                                        (100,000)              --
         Change in assets and liabilities
              Accounts receivable                                              (385,711)        (121,354)
              Prepaid expenses                                                  (77,517)          (9,877)
              Other assets                                                     (110,958)          (1,793)
              Checks written in excess of bank balance                          (18,265)          18,265
              Accounts payable and accrued expenses                            (501,117)         196,956
                                                                            -----------        ---------
                                                                             (1,029,948)         211,275
                                                                            -----------        ---------
                  Net cash (used in) provided by operating activities          (946,978)          17,661
                                                                            -----------        ---------

Cash flows from investing activities
     Cash acquired from medical practices                                     1,139,056               --
     Purchases of property and equipment                                       (482,825)          (3,832)
     Purchase of investments                                                 (1,881,469)              --
     Increase in restricted cash                                               (500,000)              --
     Purchase of intangibles                                                    (97,863)          (8,884)
                                                                            -----------        ---------
                  Net cash used in investing activities                      (1,823,101)         (12,716)
                                                                            -----------        ---------
Cash flows from financing activities
     Proceeds from notes payable                                                506,250           48,250
     Net proceeds from offerings                                              8,304,826               --
     Payments on notes payable                                                  (33,143)              --
     Payments on equipment leases                                              (371,421)         (84,161)
                                                                            -----------        ---------
                  Net cash provided by (used in) financing activities         8,406,512          (35,911)
                                                                            -----------        ---------
Cash and cash equivalents increase (decrease)                                 5,636,433          (30,966)
Cash and cash equivalents at beginning of period                                     --           30,966
                                                                            -----------        ---------
Cash and cash equivalents at end of period                                  $ 5,636,433        $      --
                                                                            ===========        =========

Supplemental disclosures of interest paid:
         Interest paid on borrowings for the years ended June 30, 1996 and 1995 was $95,528 and $92,476, respectively.

Supplemental disclosures of noncash investing and financing activities:
         Purchases of medical equipment through capital leases for the year ended June 30, 1995 was $71,329.

Continued on next page.


                See notes to consolidated financial statements.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued from previous page.

During the year ended June 30, 1996, the Company acquired a medical practice in Lancaster, Texas for 51,846 shares of common stock and a medical practice in Baytown, Texas for 33,334 shares of common stock and an estimated 34,959 shares to be issued in 1997, cash (paid subsequent to year end) and a note payable (Note 2). Additionally, the Company acquired an insurance company for $687,000 cash (paid subsequent to year end). The assets acquired were as follows:

                                                       Total
                                                    ----------
Assets acquired

    Cash                                            $1,139,000
    Investments                                        999,000
    Accounts receivable                                424,000
    Fixed assets and intangibles                       376,000
    Other                                                3,000
                                                    ----------
                                                     2,941,000
Liabilities assumed
    Claims payable                                   1,743,000)
    Accounts payable and accrued expenses              (83,000)
                                                    ----------
    Net assets acquired                              1,115,000
Fair value of common stock issued                      972,000
Due to seller                                          987,000
Notes payable issued                                   750,000
                                                    ----------
    Goodwill                                        $1,594,000
                                                    ==========


                See notes to consolidated financial statements.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

The Company Doctor (TCD) was incorporated in the state of Delaware in June 1992 for the purpose of managing and providing industrial/occupational medical and related services exclusively to the employees and prospective employees of subscribing businesses.

Andicare, Inc. (Andicare), Emergency Occupational Physician's Services, Inc.
(EOPS), and Risk Management Assurance Corporation (formerly Montfort Insurance Company) (RMAC) are wholly owned subsidiaries of TCD and are in the business of providing services identical to TCD, except for RMAC which is in the business of providing insurance. Andicare services its patients from one clinic in Louisiana, EOPS from four clinics in the Dallas/Fort Worth Metroplex, one in Lancaster, Texas, and one in Baytown, Texas.

RMAC underwrote a workers' compensation policy for its former stockholder and its affiliates from approximately July 1, 1987 to January 1, 1992 when the company became inactive. Currently, the only operations of RMAC are the payment on approximately 65 outstanding claims filed prior to December 31, 1991.

Principles of Consolidation

The accompanying consolidated financial statements contain the accounts of TCD, Andicare, EOPS, and RMAC. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for cash flow purposes.

Cash overdraft positions may occur from time to time due to the timing of depositing cash receipts and releasing disbursements in accordance with the Company's cash management policies.

Accounts and Notes Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers related to providing industrial/occupational medical and related services. All customers are located in close proximity to the Company's clinics which are located in the Dallas/Fort Worth Metroplex, Shreveport, Louisiana, Baytown, Texas and Little Rock, Arkansas areas.

Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

The Company invests in long-term and short-term certificates of deposit, T-bills, and U.S. Treasury notes which are classified as held-to-maturity or available-for-sale. The investments are held with financial institutions. The Company performs periodic reviews of its investments and the financial institutions in order to limit credit risk.

Investments which are held-to-maturity are recorded at amortized cost while available-for-sale investments are recorded at fair value. During fiscal 1996, there were no material unrealized gains or losses on available-for-sale investments.

Property and Equipment

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments at inception of the lease. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is five to ten years.

Intangibles

Goodwill is recorded at the difference between net asset acquired and the purchase price and is amortized over the estimated useful life of twenty years.

Claims Payable

Unpaid claims are based on estimates of reported claims. While management believes the reserve for claims is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations.

Investment in Limited Liability Company

In June 1995, the Company, along with St. Vincent Infirmary Medical Center (St. Vincent), formed a business called HealthFirst to provide medical services. The Company owns 50% of the outstanding stock of the limited liability company (LLC) and manages the operations of HealthFirst; St. Vincent owns the other 50% and has agreed to provide up to $500,000 of the initial capitalization of the LLC. Under the terms of the agreement, the Company and St. Vincent will split profits based on ownership after the initial capitalization of $500,000 has been repaid to St. Vincent. If the new LLC is not successful, the Company has no obligation to repay any portion of the $500,000 initial capitalization. The Company receives a $4,000 per month fee to manage the facility and has loaned $30,000 at June 30, 1996 to start operations which is to be repaid out of the $500,000 capitalization (Note 4). The Company accounts for its 50% investment in HealthFirst using the equity method of accounting. The Company's total investment of $1,000 was fully used by its share of the June 30, 1995 net operating loss of HealthFirst.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws.

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the allowance for bad debts and net operating loss carryforwards.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, receivables, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 1996 because of the relatively short maturity of these instruments.

It is not applicable to estimate the fair value of the receivables from related parties due to the inability to estimate fair value without incurring excessive costs.

The fair value of held-to-maturity investments approximated fair value at June 30, 1996. As noted above, available-for-sale investments are recorded at fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has recorded approximately $1,750,000 of claims payable (Note 10) for the estimated liability related to unpaid losses from workers' compensation claims. Such reserves are continually reviewed based upon changes in the nature of the claims outstanding. Accordingly, the reserve is subject to changes due to circumstances not presently known.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each year. At June 30, 1995, common stock equivalents have been excluded from the weighted average number of common shares outstanding as their effect would be immaterial or anti-dilutive. At June 30, 1996, common stock equivalents are included in weighted average number of common shares outstanding unless they are anti-dilutive.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Not Yet Adopted

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently accounts for stock-based compensation awards to employees under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, and intends to continue to do so.

The Company has adopted FAS 123 for stock-based compensation awards to non-employees for transactions entered into after December 15, 1995 (Note 12).

Reclassification

Certain amounts in the June 30, 1995 consolidated financial statements have been reclassified to conform with the June 30, 1996 presentation.

NOTE 2 - ACQUISITIONS

In February and May of 1996, the Company entered into agreements to purchase Doyle M. Sharp, M.D. (Sharp) in Lancaster and C.A. Riser MD, d/b/a Occupational and Family Medicine (OFM) in Baytown, respectively. Additionally, in June 1996, the Company acquired RMAC.

The accompanying consolidated financial statements includes the results of operations from February 6, 1996, May 8, 1996, and June 30, 1996 of Sharp, OFM and RMAC, respectively.

The acquisitions are accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the aggregate purchase price, based on fair values, will be allocated to the tangible and intangible assets and liabilities assumed based on their estimated fair value at the date of the acquisitions. Goodwill is amortized over its estimated useful life of 20 years. The aggregate purchase price allocated to the assets acquired and liabilities assumed which are included in the consolidated financial statements consists of:

                                                                 Total
                                                                 -----
Asset acquired:
   Cash                                                   $     1,139,000
   Investments                                                    999,000
   Accounts receivable                                            424,000
   Fixed assets and deposits                                      376,000
   Intangibles                                                      3,000
                                                          ---------------
                                                                2,941,000

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (CONTINUED)

                                                            Total
                                                            -----
Liabilities assumed:
   Claims payable                                             (1,743,000)
   Accounts payable and accrued expenses                         (83,000)
                                                         ---------------

Net assets acquired                                            1,115,000

Costs associated with acquisition                                106,000
Fair value of common stock issued                                972,000
Notes payable incurred                                           750,000
Cash (paid subsequent to June 30, 1996)                          987,000
                                                         ---------------

Goodwill                                                 $     1,700,000
                                                         ===============

The common stock issued in the Lancaster clinic acquisition completed in February was recorded at the fair value of the stock at the date of the acquisition which was $5.25 or the price of the stock issued in connection with the initial public offering completed in February.

Per the acquisition document for the Baytown clinic, the seller is to receive 33,334 shares of stock upon closing and an estimated 34,959 additional shares in February 1997 equal to $350,000 divided the market value of the common stock in February 1997. All share and per share amounts in the accompanying consolidated financial statements have been recorded using the average common stock price at year end or $10.25.

In August 1996, the Company acquired Doctor's Inn, Incorporated in El Paso, Texas for 226,752 shares of common stock with a total value of $2,250,000 at the date of closing, cash of $700,000 and notes payable in the amount of $1,900,000. The notes bear interest at 9.5% and are due as follows:

         a.       One disbursement of $500,000 not later than April 15, 1997;
                  and

         b. Equal monthly installments in the amount of $25,000 each plus accrued interest, beginning September 15, 1996 until paid in full.

Pro Forma Statement of Operations

The accompanying unaudited consolidated June 30, 1996 and 1995 statement of operations was prepared assuming the acquisitions of the Baytown and El Paso clinics and RMAC had been completed on July 1, 1994. The revenue and expenses represent the predecessor entities' year ended December 31, 1995 and 1994 revenues and expenses. The operations of Lancaster are not included in the pro forma statement of operations for the years ended June 30, 1996 and 1995 as their effect is immaterial. The Pro forma tax provision and net income, assuming a 34% tax rate, discloses the tax expense had the acquisition taken place July 1, 1994.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS

The following is a summary of investments at June 30, 1996:

                                                       Amortized Cost or Fair Value *
                                                       ------------------------------
                                            Current              Long-Term                  Total
                                            -------              ---------                  -----
         U.S. treasury notes              $      251,016          $    1,630,453          $    1,881,469
         T-bills                                 949,341                      --                 949,341
         Certificate of deposit                   50,000                      --                  50,000
                                          --------------          --------------          --------------

                                          $    1,250,357          $    1,630,453          $    2,880,810
                                          ==============          ==============          ==============

* As the cost or amortized cost approximates fair value of all investments at June 30, 1996, there were no unrealized gains or losses during fiscal 1996.

The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1996, by contractual maturity, are shown below:

         Due in one year or less                          $    1,250,357
         Due after one year through five years                 1,089,520
         Due after five years through ten years                  540,933
                                                          --------------
                                                          $    2,880,810
                                                          ==============

There were no sales of available-for-sale investments during fiscal 1996 and therefore there were no proceeds from sales or realized gains or losses.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 1996:

      Medical equipment                                        $     1,309,080
      Leased equipment                                                 143,780
      Furniture and fixtures                                            30,305
      Leasehold improvements                                            53,733
                                                               ---------------
                                                                     1,536,898

           Less accumulated depreciation and amortization             (659,394)
                                                               ---------------

                                                               $       877,504
                                                               ===============

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLES AND OTHER ASSETS

Intangibles consist of the following at June 30, 1996:

                                                                 Cost
                                                                 ----
         Goodwill                                            $     1,700,014
         Accumulated amortization                                    (11,700)
                                                             ---------------

                                                             $     1,688,314
                                                             ===============

Other assets consist of the following at June 30, 1996.

         Prepaid tax deposit                                 $       324,163
         Deferred tax asset (Note 9)                                 100,000
         Other                                                       139,243
                                                             ---------------

                                                             $       563,406
                                                             ===============

The State of Texas has established an assessment under the provisions of the Texas Property and Casualty Insurance Guaranty Act whereby a company makes contributions to the Texas Property and Casualty Insurance Guaranty Association and can use these contributed funds as a credit against future premium tax liabilities. As of June 30, 1996, the Company has deposited $324,163 of contributions, net of credits used in 1989 to 1991. No impairment is necessary as the Company anticipates generating premium income in future years from underwriting new workers' compensation insurance policies.


NOTE 6 - NOTES PAYABLE

The notes payable consist of the following at June 30, 1996:

Note payable - bank, interest at 6.75% payable monthly.
   Matures November 1996. The note is collateralized by a
   $500,000 certificate of deposit.                                      491,357

Note payable to a limited liability affiliate (Note 3),
   interest at 9%, unpaid principal and interest due October
   31, 1996. The note is collateralized by the equipment of
   HealthFirst.                                                           30,000

Note payable - seller, interest at 9.5%, due in monthly
   installments of $10,000 including interest through April
   15, 1997 when unpaid principal and interest are due.
   Collateralized by the assets of the Houston clinic.                   750,000
                                                                     -----------

                                                                     $ 1,271,357
                                                                     ===========

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - CAPITAL LEASES

The Company leases medical equipment under capital leases which require monthly payments ranging from $233 to $2,785 including interest and expire between June 1996 and December 1999. The following is a summary of assets under capital leases at June 30, 1996:

         Medical equipment                              $ 76,582
         Office equipment                                 67,198
         Accumulated amortization                        (28,643)
                                                        --------

                                                        $115,137
                                                        ========

Future minimum lease payments for capital lease obligations are as follows at June 30, 1996:

         Year ending June 30,
         --------------------
              1997                                       $   63,224
              1998                                           49,607
              1999                                           37,217
              Thereafter                                         --
                                                         ----------
              Total minimum lease payments                  150,048
              Less amounts representing interest            (17,903)
                                                         ----------
              Present value of minimum lease payments       132,145
              Less current maturities                       (52,501)
                                                         ----------

                                                         $   79,644
                                                         ==========


NOTE 8 - RELATED PARTY TRANSACTIONS

Related Party Receivables

At June 30, 1996, the Company had advanced monies to two shareholders in the normal course of business for travel and other related costs totaling approximately $31,000. Additionally, the Company has receivables due from HealthFirst of $30,000, for advances to assist in funding operations and $52,000 for management fees.

Physicians Group

Due to legislative requirements concerning the practice of medicine in the state of Texas, the Company has entered into an agreement with the Physicians Group (a company owned 100% by a stockholder of the Company) for the services of physicians.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Physicians Group (continued)

The Physicians Group employs doctors who provide medical services to third parties and after covering the costs associated with the physicians, remit proceeds to the Company for management services. The structure of the agreement between the Company for its Texas clinics and the Physicians Group requires that all income be paid to the Company for management services or to the physicians for compensation and performance bonuses. The accompanying financial statements reflect transactions with the Physicians Group on a basis as if the Company and Physicians Group were "combined" or "consolidated" as revenue reflects all Texas clinic revenue billed to patients and expenses reflect compensation paid to the Physicians Group doctors. Total revenue billed to third parties and compensation paid associated with the Physicians Group is as follows:

                                                                June 30,
                                                                --------
                                                     1995                    1996
                                                     ----                    ----
       Revenue billed to third parties           $     1,871,748         $     2,865,602
                                                 ===============         ===============

       Compensation to doctors                   $       390,879         $       534,674
                                                 ===============         ===============

Lease Financing

A director and stockholder of the Company has assisted the Company in procuring lease financing to obtain medical equipment and has received commissions from providers of capital leasing funds as compensation for these services. The director and stockholder will continue to offer similar services to the Company in the future and will receive commissions from providers of such funding in the amount of between 5% and 10% of the amount of each transaction. No amounts have been paid by the Company under this agreement.

NOTE 9 - INCOME TAXES

The Company has the following temporary differences which result in a deferred tax asset at June 30, 1996:

       Allowance for credit loss                               $        36,000
       Net operating loss carryforward                                 388,000
                                                               ---------------
                                                                       424,000

       Valuation allowance                                            (324,000)
                                                               ---------------

                                                               $       100,000
                                                               ===============

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)

At June 30, 1996, the Company has approximately $1,149,000 of net operating loss carryforwards for income tax reporting purposes which expire in 2008 through 2010. The valuation allowance related to the deferred tax asset has been reduced $100,000 in the current year due to the acquisition of OFM and the historical profitability of the OFM clinic which will more likely than not allow the Company to utilize a portion of its net operating loss carryforwards.

NOTE 10 - CLAIMS PAYABLE

The consolidated financial statements include the estimated liability for unpaid losses from workers' compensation claims of approximately $1,750,000 at June 30, 1996. The liabilities for losses are determined using case-basis evaluations and represent estimates of the ultimate net cost of all unpaid losses as of June 30, 1996 when TCD acquired RMAC (Note 2). These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. The Company anticipates the liability in fiscal 1997 will increase when it begins to underwrite new policies. Such adjustments will be reflected in current operations.

NOTE 11 - COMMITMENTS AND CONTINGENCY

Leases

The Company leases office and clinic space, vehicles, and equipment under noncancellable operating leases, expiring through March 2001. Future minimum lease payments for the remaining terms of the leases are as follows:

         Year ending June 30,
         --------------------
                 1997           $  386,758
                 1998              386,131
                 1999              368,375
                 2000              333,045
                 2001              197,043
                                ----------
                                $1,671,352
                                ==========

Rent expense for the years ended June 30, 1996 and 1995 was $291,887 and $259,927, respectively.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCY (CONTINUED)

Equity Agreement

During 1993, the Company entered into an agreement with two unrelated individuals to raise equity for the Company. Under the terms of the agreement, the individuals received a non-diluted 5% interest each in the Company if they were successful in raising $1,000,000 in financing. The 5% was to increase to 7.5% each if the Company did not reach certain performance criteria by January 1995. In connection with the agreement, the Company issued 355,074 shares in 1993 upon the completion of the private placement (Note 12). The Company did not meet the performance criteria and issued an additional 106,712 shares in 1995. Since the issuance of the 106,712 shares results from a contract to raise equity financing, the value of the shares has been reflected as "offering costs" associated with the 1993 private placement and accordingly charged to additional paid-in capital.

Marketing Agreement

During 1995, the Company entered into a five year joint marketing program with an insurance carrier to market a worker's compensation insurance product under the name "Comp 2000". Expenses of the program are to be approved by the Company and insurance carrier prior to their expenditure or they are an expense to the party which incurred them.

Stockholder Agreement

In 1993, two of the Company's stockholders, who were EOPS stockholders, were granted the right to receive approximately 4,239 additional shares of common stock of the Company each time a new facility is opened in the Dallas/Ft. Worth Metroplex and the greater of 2.5% of the gross revenues of all facilities in the Dallas/Ft. Worth Metroplex or $8,000 per month. The Company opened new facilities, and a result, 16,957 shares of common stock were issued, compensation expense of $62,500 was recorded, and $60,000 was accrued as full satisfaction for gross revenue payments for the two stockholders. The agreement was subsequently terminated and no additional amounts are due.

Employment Agreement

The Company has entered into an employment agreement with its majority stockholder and officer of the Company. The agreement provides for a five-year term, with a right on the part of the Company to extend the agreement from year to year on written notice to the stockholder/officer given not less than 90 days prior to expiration of the initial term and any extension, as applicable. The employment agreement calls for the stockholder/officer to receive a salary of $135,000 in the first year of employment, $180,000 in the second year of employment, and a minimum of $180,000 in each year thereafter, subject to increase upon agreement of the Compensation Committee of the Board of Directors. The employment agreement also contains bonus provisions which empower the Compensation Committee to grant bonuses to the stockholder/officer based upon his performance, the overall performance of the Company and its financial condition.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCY (CONTINUED)

Employment Agreement (continued)

The employment agreement contains provisions which provide that, upon the occurrence of a "triggering event" (defined to include a change in ownership of 80% or more of the outstanding shares of the Company, a merger of the Company into another corporation, or a liquidation of the Company) during the period that the stockholder/officer is acting as an officer of the Company or for up to one year after acting in such capacity, the stockholder/officer will receive a lump sum payment equal to 2.9 times the last year's base pay in the event of termination other than for just cause.

Statutory Reporting, Capital Requirements, and Dividend and Retained Earnings Restrictions

On June 30, 1996, the date of acquisition of the insurance company by the Company, the insurance company had a net surplus of approximately $2,187,000.

Insurance companies are required to prepare statutory financial statements in conformity with practices prescribed or permitted by their state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions.

The State of Texas imposes certain capital requirements of insurance companies on a statutory basis. Under the applicable regulations, Montfort is required to maintain minimum capital stock of $1,000,000 and minimum surplus of $1,000,000. At June 30, 1996, the date of acquisition, the Company had capital and surplus of $2,187,000 and has placed internal restrictions on cash and investments for payment of the approximately $1,750,000 of claims payable.

NOTE 12 - STOCKHOLDERS' EQUITY

Reverse Stock Split

The Board of Directors approved approximately a 1:2.95 reverse stock split. All references in the accompanying consolidated financial statements to the number of shares and per share amounts for all periods presented have been restated to reflect the reverse stock split.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock

During the year ended June 30, 1996, the Company and its stockholders approved amendments of its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock with attributes to be determined by the Board of Directors.

Public Offering

In February 1996, the Company completed a public offering of 1,840,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $7.00 per share, at $5.25. The proceeds of the offering were $7,588,431, net of offering costs of $2,126,569.

Additionally, the Company issued options to the underwriter to purchase 1,660,000 units at $8.14. Compensation expense related to the options has been recorded in the accompanying consolidated financial statements as deferred offering costs related to the initial public offering.

Sale of Stock in a Private Offering

During November 1995, the Company sold 400,000 shares of its Series A preferred stock at $1.25 per share. The Series A preferred stock automatically converted into common stock in February 1996 upon completion of the initial public offering. The proceeds of this offering were $397,500, net of offering costs of $102,500.

Stock Option Plan

Effective January 1, 1995, the Company adopted a Stock Option Plan that provides incentive for qualified and non-qualified options. The plan covers an aggregate of 440,875 shares. The plan is administered by a committee appointed by the Board of Directors (Committee). Options must be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Incentive options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of the greater of 110% of fair value of the common stock on the date of grant. The incentive options are exercisable six months after the date of grant and expire up to ten years from date of grant or up to five years from the date of grant for incentive options to stockholders who possess more than 10% of the outstanding common stock.

                       THE COMPANY DOCTOR AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Non-Qualified options may be granted at exercise prices not less than 85% of the fair value of the common stock of the Company on the date of grant. The Non-Qualified options become exercisable six months from the date of grant and expire ten years from the date of grant.

Additionally, the Committee can grant stock appreciation rights in tandem with a stock option, in addition to a stock option, or free-standing and unrelated to a stock option. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between (i) the fair market value of common stock on the date of exercise of the stock appreciation right and (ii) the grant price or some other amount as the Committee may determine at the time of grant and may only be exercised during a period which
(i) begins on the third business day following a date when the Company's quarterly summary statement of sales and earnings is released to the public and
(ii) ends on the 12th business day following such date (iii) or automatically on the date when a related stock option expires. Stock appreciation rights are payable in cash, shares of common stock or a combination of both. No stock appreciation rights have been granted.

The Committee may grant Restricted Stock in exchange for consideration in an amount determined by the Committee to be paid in cash, or at the discretion of the Committee, in the form of a promissory note, or delivery of common stock already owned by the participant for at least six months and valued at its fair value, or any combination thereon, provided no less than the par value of the common stock is paid in cash. The Restricted Shares can be awarded to a participant who has rendered no less than three months of services and are subject to such restrictions as the Committee imposes. No Restricted Stock has been granted.

The Committee can award Performance Units or Performance Shares to participants who attain certain objectives as set forth by the Committee and are payable in cash, common stock, or a combination of both. Performance Units or Performance Shares do not entitle the holder to voting rights and at the Committee's discretion, a dividend equivalent can be attached. No Performance Units or Performance Shares have been awarded.

The following is a summary of options and warrants at June 30, 1996:

                                                                  Exercise
                                                                  Price Per
                                       Options     Warrants        Share
                                       -------    ----------     ----------
         Balance - June 30, 1995             -            -      $       -

         Granted                       560,500     2,000,000      5.25-8.14

         Exercised                      (1,000)         (200)          5.25
                                       -------    ----------     ----------

         Balance - June 30, 1996       559,500    $1,999,800     $5.25-8.14
                                       =======    ==========     ==========

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE COMPANY DOCTOR

                                      By:  /s/  Donald F. Angle
                                          --------------------------------------
                                          Donald F. Angle, M.D., Chairman of the
                                          Board and President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                                    TITLE                                 DATE
-----------------------------         -----------------------------------         ----------------

/s/  Donald F. Angle                  Chairman of the Board, President            October 10, 1996
-----------------------------         (Principal Executive Officer) and
Donald F. Angle                       Treasurer (Principal Financial and
                                      Accounting Officer)


/s/  Carl S. Luikart                  Director                                    October 10, 1996
-----------------------------
     Carl S. Luikart

                                      Director
-----------------------------
      Thomas J. Edwards


/s/  John P. Kennedy                  Director                                    October 10, 1996
-----------------------------
     John P. Kennedy


/s/  Dale W. Willetts                 Director                                    October 10, 1996
-----------------------------
     Dale W. Willetts


/s/  W. Howard Haun                   Director                                    October 10, 1996
-----------------------------
     W. Howard Haun


/s/  Stephen W. Cavanaugh             Director                                    October 10, 1996
-----------------------------
     Stephen W. Cavanaugh

                                EXHIBIT INDEX



EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   #   2.2       Stock Purchase Agreement by and between Rubus Realty Company and the Company.

   ##  2.3       Asset Purchase Agreement by and between C.A. Riser, M.D. and the Company.

   ##  2.4       Asset Purchase Agreement by and between C.A. Riser, M.D. and
                 Donald F. Angle, M.D., P.A.

   +   2.5       Stock Purchase Agreement by and among Doctors' Inn,
                 Incorporated, Henry H. Calderoni, Francisco J. Guerra and the
                 Company.

   +   2.6       Stock Purchase Agreement by and among Francisco J. Guerra,
                 M.D., P.A., Francisco J. Guerra, M.D. and Donald F. Angle,
                 M.D., P.A.

   +   2.7       Stock Purchase Agreement by and between Henry H. Calderoni,
                 M.D., P.A., Henry H. Calderoni, M.D. and Donald F. Angle,
                 M.D., P.A.

   ++  2.8       Asset Purchase Agreement by and among Northside Family
                 Medical Clinic Professional Association, J.W. Czewski, D.O.,
                 and The Company Doctor, including Security Agreement

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   ++   2.9      Stock Purchase Agreement by and among Northside Family
                 Medical Clinic Professional Association, J.W. Czewski, D.O.,
                 and Donald F. Angle, M.D., P.A., including Secured Promissory
                 Note, Pledge and Security Agreement and Rescission Agreement

   **   2.10     Stock Purchase Agreement by and among Robert G.
                 Duchouquette, M.D., P.A., Robert G. Duchouquette, M.D. and The
                 Physician Group, P.A., including Note, Pledge Agreement and
                 Security Agreement

   **   2.11     Stock Option Agreement by and between Robert G.
                 Duchouquette, M.D. and the Company

   **   2.12     Registration Rights Agreement by and between Robert G
                 Duchouquette, M.D. and the Company

   *    3.1.1    Certificate of Incorporation of the Company as filed on
                 June 4, 1992 with the Secretary of State of the State of
                 Delaware.

   *    3.1.2    Certificate of Amendment to Certificate of Incorporation
                 of the Company as filed on October 5, 1995 with the Secretary of State of the State of Delaware.

   *    3.2.1    Amended and Restated By-Laws of the Company.

   *    4.1      Form of specimen certificate for Common Stock of the Company.

   *    4.2      Form of specimen certificate for Warrants of the Company.

   *    4.3      Form of specimen certificate for Units of the Company.

   *    4.4      Form of Unit Purchase Option to be issued by the Company to the Representative.

   *    4.5      Form of Warrant Agreement by and among the Company,
                 Continental Stock Transfer & Trust Company and the
                 Representative.

   *   10.1.1    Employment Agreement by and between Donald F. Angle and
                 the Company.

   *   10.1.2    Employment Agreement by and between Fred G. Parrish and
                 the Company.

   *   10.2      Omnibus Stock Option Plan, effective January 1, 1995,
                 authorizing 440,875 shares of Common Stock for issuance
                 pursuant to the Plan.

   *   10.3.1    Lease Agreement, dated June 21, 1991, by and between
                 Twin Towers Investment Partnership and Emergency Occupational
                 Physician's Services, Inc. and Addendum Number One, dated
                 September 30, 1993.

   *   10.3.2    Lease Agreement, dated September 30, 1993, by and
                 between Dallas Forest Park Corporation and Emergency
                 Occupational Physician's Services Incorporated.

   *   10.3.3    Lease Agreement, dated June 19, 1993, by and between AGF
                 Stadium Place, Ltd. and the Company.

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   **  10.3.4    Commercial Real Estate Lease, dated October 1, 1996, by
                 and among Quad Corners Investments, Ltd., a Texas Limited
                 Partnership, The Physician Group, P.A., and the Company.

   o   10.3.5    Sublease Agreement, dated April 23, 1996, by and between
                 Dominion Oil and Gas Corporation and the Company.

   o   10.3.6    Sublease Agreement, dated on or about January 1, 1992,
                 by and between San Jacinto Methodist Hospital and Dr. C. A.
                 Riser (as predecessor in interest to the Company).

   o   10.3.7    Lease and Addendum, dated December 15, 1991 and December
                 30, 1991, respectively, by and between Dr. Jim W. Czewski (as predecessor in interest to the Company) and John D. Willbanks, et al.

   o   10.3.9    Lease Agreement, dated April 1, 1996, by and between HCT
                 Management & Ventures Company and the Company.

   *   10.4      Letter of Intent dated December 13, 1994, by and between
                 Creative Business Solutions and the Company.

   *   10.5      Joint Marketing Agreement, dated March 23, 1995, by and
                 between Employers General Insurance Group and the Company.

   *   10.6      Practice Management, Consulting and Clinic Services
                 Agreement, dated November 1, 1995, by and between Donald F.
                 Angle, M.D. P.A. and the Company.

   *   10.7.1    Practice Management Agreement, dated April 1, 1995, by
                 and between Doyle L. Sharp, M.D. P.A. and the Company.

   *   10.7.2    Addendum to Practice Management Agreement, effective
                 December 19, 1995, by and among the Company, Doyle Sharp M.D.
                 P.A. and Donald F. Angle, M.D. P.A.

   *   10.8.1    Operating Agreement of HealthFirst Center, L.L.C., by
                 and among HealthFirst Center, L.L.C., St. Vincent Infirmary
                 Medical Center and the Company.

   *   10.8.2    MSO Management Agreement by and between HealthFirst
                 Center, L.L.C. and the Company.

   *   10.8.3    Loan Security Agreement, dated July 27, 1995, by and
                 between St. Vincent Infirmary Medical Center and HealthFirst
                 Center, L.L.C.

   *   10.8.4    Form of Secured Promissory Note from HealthFirst Center,
                 L.L.C. to St. Vincent Infirmary Medical Center.

   *   10.8.5    Practice Management Agreement by and between HealthFirst
                 Center, L.L.C. and Donald F. Angle, M.D. P.A.

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   *   10.9      Form of Preferred Employee Plan agreement between various
                 employer customers and the Company.

   *   10.9.1    Form of Amendment to Letter of Agreement between
                 Preferred Employee Plan customers, the Company and Donald F.
                 Angle, M.D. P.A.

   *   10.10.1   Equity Capital Formation Letter Agreement, dated March
                 10, 1992, among EOPS, Dale Willetts and Jack P. Kennedy.

   *   10.10.2   Amendment No. 1 to Equity Capital Formation Letter
                 Agreement, dated August 24, 1992, among EOPS, Dale Willetts and
                 Jack P. Kennedy.

   *   10.10.3   Memorandum of Understanding, dated June 22, 1994, by
                 and among Dale W. Willetts, John P. Kennedy and the Company.

   *   10.10.4   Amendment No. 2 to Letter Agreement, dated November 1,
                 1995, among the Company, John P. Kennedy and Dale W. Willetts.

   *   10.11     Consulting Agreement, dated March 10, 1992, between Jack
                 P. Kennedy and EOPS.

   *   10.12.1   Exchange Agreement, dated July 24, 1992, by and among
                 EOPS, Andicare, Donald F. Angle, M.D. and the Company.

   *   10.12.2   Exchange Agreement, dated July 20, 1992, by and among
                 Andicare, Donald F. Angle, M.D., Carl S. Luikart, M.D., Ann
                 Angle and the Company.

   *   10.12.3   Exchange Agreement, dated July 24, 1992, by and among
                 EOPS, Donald F. Angle, M.D., Jan Kohout, M.D., Dennis Sullivan
                 and the Company; Settlement Agreement, dated September 26,
                 1995, by and between Dennis M. Sullivan, M.D. and the Company;
                 and Settlement Agreement, dated September 26, 1995, by and between Jan Kohout, M.D. and the Company.

   o   10.13     Promissory Note, dated May 6, 1996, from the Company to
                 BankOne, Texas, N.A.

       14        Not applicable.

       15        Not applicable.

   *   21        Subsidiaries of the Company.

   o   27.1      Financial Data Schedule

-----------------------------

o        Filed herewith.

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (S.E.C. File No. 33-74876-D) as declared effective on February 6, 1996.

# Incorporated by reference from the Registrant's Form 8-K for event date of July 9, 1996.

## Incorporated by reference from the Registrant's Form 8-K for event date of August 15, 1996.

+ Incorporated by reference from the Registrant's Form 8-K for event date of August 21, 1996.

++ Incorporated by reference from the Registrant's Form 8-K for event date of August 28, 1996.

** Incorporated by reference from the Registrant's Form 8-K for event date of September 20, 1996.