Form 10QSB
period 1996-09-30
COMPANY DOCTOR
filed 1996-11-14
CIK 921612

Form 10-QSB

            U.S. Securities and Exchange Commission

                     Washington, D.C. 20549

                          Form 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                               OR

          [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

         For the transition period from        to

                 Commission File Number 1-14150

                         THE COMPANY  DOCTOR
(Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                       72-1234136
   (State or other Jurisdiction of         (I.R.S.  Employer
  Incorporation or Organization)          Identification No.)

5215 North O' Connor Blvd., Suite 1800, Irving, Texas    75039
(Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number, including area code:  (972) 401-8300


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

There were 5,018,008   shares of the Issuer's common stock, at
par value of $.01 per share, outstanding as of September 30, 1996.


                     Consolidated Balance Sheet

                                           September 30,     June 30,
                                               1996           1995
                                            Unaudited
Assets
Current assets
 Cash and cash equivalents                 $3,093,283       $5,636,433
 Restricted cash                              500,000          500,000
 Short-term investments                       999,341        1,250,357
 Accounts receivable
  Trade, less allowance for doubtful
   accounts of $259,000 at September 30,
   1996 and $105,000 at June 30, 1996       2,048,824        1,097,308
  Related parties                              72,754          113,117
  Other                                       122,628           85,348
  Prepaid expenses                            521,233           97,767
    Total current assets                    7,358,063        8,780,330

Property and equipment                      2,384,159        1,536,898
Less accumulated depreciation and
  amortization                            (1,242,964)         (659,394)
                                           1,141,195           877,504
Other assets
 Intangibles, net                          8,822,117         1,688,314
 Other assets                                785,308           563,406
 Investments                               1,610,225         1,630,453
 Total other assets                       11,217,650         3,882,173
                                         $19,716,908       $13,540,007

Liabilities and Stockholders - (Deficit) Equity
Current liabilities
 Notes payable                           $   740,127       $ 1,271,357
 Notes payable - due to sellers            3,222,967           987,010
 Current maturities of capital
  lease obligations                           48,712            52,501
 Accounts payable and accrued expenses       992,722           338,077
 Claims payable                            1,649,964         1,743,107
      Total current liabilities            6,654,492         4,392,052

Long-term liabilities
 Capital lease obligations, net of
   current maturities                         72,518            79,644
 Notes payable - due to sellers              305,556                -
      Total liabilities                    7,032,566            79,644

Stockholders' equity
Preferred stock, $.01 par value,
  5,000,000 shares authorized Series A
 convertible, no shares issued                    -                 -
Common stock, $.01 par value;
 25,000,000 shares authorized; 5,018,008
 and 4,676,494 shares issued and
 outstanding at September 30, 1996 and
 June 30, 1996, respectively                 50,180            46,765
Additional paid-in-capital               13,551,377        10,255,346
Accumulated equity                         (917,215)       (1,233,800)
   Total stockholders' equity            12,664,342         9,068,311

Total liabilities and stockholders
  equity                               $ 19,716,908       $13,540,007


                Consolidated Statements of Operations

                                            For the Three Months Ended
                                                   September 30,
                                            1996                  1995
                                                   (Unaudited)

Revenues                                   $ 2,788,998      $   949,640

Cost of services provided                    1,214,036          421,924
General and administrative expenses          1,369,689          448,093
Marketing expenses                              62,072           24,650
Development and acquisition costs               87,885              -
                                             2,733,682          894,667

Income from operations                          55,316           54,973

Other income (expense)
 Interest expense                               (9,983)         (25,980)
 Interest income                                96,252                -
   Total other income (expenses)                86,269          (25,980)

Net income before income taxes                 141,585           28,993

Income tax benefit                             175,000               -

Net income                                  $  316,585      $    28,993

Net income per common share                 $      .06      $       .01

Weighted average common shares
  outstanding                                5,545,647        2,209,616



                Consolidated Statements of Cash Flow

                                            For the Three Months Ended
                                                  September 30,
                                           1996                    1995
                                                   (Unaudited)
Cash flows from operating activities
 Net income                              $ 316,585              $  28,993
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities
   Depreciation and amortization           160,466                 34,453
   Deferred tax asset                     (175,000)                    -
   Change in assets and liabilities
    Accounts receivable                   (244,071)               (79,092)
    Prepaid expenses                      (418,075)                (6,423)
    Other assets                          (370,340)               (23,350)
    Checks written in excess of
     bank balance                               -                 (18,265)
    Accounts payable and accrued
     expenses                              406,929                119,727
    Claims payable                         (93,143)                    -
                                          (733,234)                28,050
      Net cash (used in)
       provided by operating
       activities                         (416,649)                57,043

Cash flows from investing activities
 Purchases of property and equipment      (181,384)                (5,957)
 Cash acquired from medical practices      337,484                     -
 Purchase of investments                   271,244                     -
 Purchase of intangibles                   216,907                     -
      Net cash (used in)
       provided investing
       activities                          644,251                (5,957)

Cash flows from financing activities
 Proceeds from line-of-credit and
  note payable                              46,537                14,250
 Proceeds from exercised warrants
  and stock options                         17,380                    -
 Payments on notes payable and
  due to seller                         (2,823,754)                   -
 Deferred offerings costs paid                  -                (42,490)
 Payments on equipment leases              (10,915)              (19,560)
       Net cash provided
        by (used in) financing
        activities                      (2,770,752)              (47,800)

Cash (decrease) increase                (2,543,150)                3,286

Cash at beginning of period              5,636,433                    -

Cash at end of period                 $  3,093,283           $     3,286

Supplemental disclosures of interest paid:
     Interest paid on borrowings for the three months ended September 30, 1995 and September 30, 1996 was $25,980 and $9,983,
     respectively.

Continued from previous page.

Supplemental disclosure of noncash investing and financing activities:
     In the quarter ended September 30, 1996, the Company acquired three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:

  Assets acquired
   Cash                                     $337,484
   Accounts receivable                       704,362
   Property and equipment                    138,731
   Prepaid expense and other                   6,116
                                           1,186,693
 Liabilities assumed
   Accounts payable and accrued expenses     247,716
   Net assets acquired                       938,977
   Fair value of common stock issued       3,282,066
   Due to sellers - accounts and
    notes payable - current                4,481,944
   Due to sellers - notes payable
    - long-term                              305,556

                                         $ 7,130,589




Note 1 - Summary of Accounting Policies

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB of June 30, 1996.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain amounts in the September 30, 1995 consolidated financial statements have been reclassified to conform with the September 30, 1996 presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 30, 1996, the Company had cash and cash equivalents of $3,093,283 and restricted cash of $500,000; in addition the Company had other current assets totaling $3,764,780 resulting in total current assets of $7,358,063. Current liabilities were $6,654,492 which resulted in a current ratio of 1.1 to 1. The Company also had investments of $1.610 million in "other assets", which consisted of U.S. treasury notes maturing in excess of one year from September 30, 1996, and therefore classified as long-term assets. However, these U.S. treasury notes could be sold and converted to cash at any time, and thus would effectively increase working capital to $2,313,796 and increase the current ratio to 1.35 to 1.

The Company closed its initial public offering (IPO) in February 1996. The Company sold a total of 1,840,000 Units, each Unit consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. The Units were sold at a price of $5.25 per Unit providing the Company with gross offering proceeds of $9.66 million. After payment of expenses associated with the offering, the Company received proceeds in excess of $7.5 million. Since the IPO, the Company, has used part of the net proceeds from the offering: 1) to finance the acquisition and capitalization of an insurance company subsidiary; 2) to acquire five complementary medical clinics; 3) to establish and begin managing a new start-up facility; 4) to expand sales and marketing programs; and 5) for other working capital purposes.

The transactions relating to the five medical practices now managed by the Company were each reported on Form 8-K. The transactions were effective 1) February 1996, in Lancaster, Texas (a Dallas suburb);
2) May 1996 in Baytown, Texas (a Houston suburb); 3) July 1996, in El Paso, Texas and Carrollton, Texas (a Dallas suburb); and 4) August 1996 in central Fort Worth, Texas.

The acquisition of the insurance company subsidiary occurred on June 30, 1996, as reported on Form 8-K on July 9, 1996. The cash payments due in four of the five medical practice transactions and the insurance subsidiary acquisition were paid in the current quarter.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization of the insurance subsidiary, acquisitions of additional complementary medical practices and establishing and managing new facilities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

Revenue

Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, revenues and net income during the Company's first and second fiscal quarters of each year (quarters ended September and December), will tend to be somewhat lower than the remaining quarters of the fiscal year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Revenue (continued)

Net revenues for the three months ended September 30, 1996 increased by $1,839,358 or 193.7% to $2,788,998 from the $949,640 revenue level achieved for the same three month period ended September 30, 1995. The growth is attributable to four factors: 1) the further development of the facilities managed by the Company ; 2) the Company's ability to capture additional market share; 3) the addition of the five medical practices, and 4) the start-up of a clinic in south Fort Worth, Texas in April 1996. The Garland and Arlington,
Texas facilities opened in mid-1994, and those two facilities are now past the start-up stages when revenues were minimal, and both facilities are now fully operational. The addition of the five medical practices since February 1996 generated approximately
$1,599,000 in the three months ended September 30, 1996, which compares to none for the September 30, 1995 quarter.

Cost of Services Provided

Cost of services provided for the current quarter ended September 30, 1996, of $1,214,036, as a percent of net revenues was 43.5% which was slightly lower than the 44.4% level of the same quarter one year ago.

General and Administrative

General and administrative expenses for the three months ended September 30, 1996, of $1,369,689, as a percent of revenue, was 49.1%, which was a small increase of 1.9% from the 47.2% for the same three month period a year ago. Actual dollars increased $921,596 over the prior year in conjunction with increased revenues and the increased costs associated with becoming a public company, indirect expenses related to the expansion activity since going public in February 1996, and some general and administrative expenses for the acquired insurance company subsidiary. The Company continues its cost-containment efforts in the management of fixed and variable costs.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing Expenses

Marketing expenses was $62,072 at September 30, 1996 compared to $24,650 at September 30, 1996 or 2.2% compared to 2.6% of revenues during the respective periods. The addition of medical practices in the quarter ended September 30, 1996 contributed to the rise in marketing expense dollars and that expense is expected to continue to rise in future periods as the Company expands in both its existing and new markets.

Development and Acquisition Costs

The Company had no development and acquisition costs in the September 1995 quarter, but had $87,885 of such costs in the three months ended September 30, 1996, or 3.2% of revenues. These costs were a result of the Company's expansion activities in two major areas: (1) pursuing and negotiating affiliations or acquisitions with physicians who have established occupational medicine practices or patient bases which can be served in an occupational medical setting; and (2) development costs for the acquired insurance company subsidiary, RMAC.

Other Income or Expense

Interest income for the quarter ended September 30, 1996 of $96,252 was 3.4% of revenue, as compared to none for the same quarter a year ago. Interest income was earned from funds invested from the proceeds of the IPO, and from the interest bearing investments in the acquired insurance company subsidiary, which acquisition was on June 30, 1996. Interest expense declined in the three months ended September 30, 1996 to $9,983 from the $25,980 for the three months ended September 30, 1995 due to the refinancing of capital leases.

Net Income

As a result of the factors described above, in particular, the combination of growth in revenues, additional medical practices, and containment of costs, the Company had $316,585 of net income after income tax benefits (of $175,000) in the three months ended September 30, 1996, or 11.4% of revenues, as compared to $28,993 net income, or 3.1% of revenues, in the three months ended September 30, 1995, an increase of $287,592. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the year 2008 through 2010. However, the use of net operating loss carryforward may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the three months ended September 30, 1996 due to the addition of medical practices in that quarter, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement.

PART II

Item 1         Legal proceedings - none
Item 2         Changes in securities - none
Item 3         Defaults upon senior securities - none
Item 4 Submission of matters to a vote of security holders - none
Item 5         Other information - none
Item 6         Exhibits and reports on Form 8-K:

(a)Exhibits    None

(b)Forms 8-K

Form  8-K   July  9,  1996        Acquisition of  Montfort  Insurance
Company
Form 8-K  August 15, 1996     Acquisition of C.A. Riser M.D.
Form  8K    August  21,  1996     Acquisition  of  The  Doctors  Inn,
Incorporated
Form 8K   August 28, 1996     Acquisition of Northside Family Medical
Clinic
Form 8K September 20, 1996 Acquisition of Beltline North Occupational Health Clinic
Form 8K/A                July 9, 1996        Financial statements and
                         proforma   for   acquisition   of   Montfort
                         Insurance Co.
Form 8K/A                August 15, 1996     Finanical statements and
                         the Pro Forma for acquisitions of C.A. Riser
                         M.D.








                           THE COMPANY DOCTOR AND SUBSIDIARIES

                                                SEPTEMBER 30, 1996

                                                     FORM 10-QSB


                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE COMPANY DOCTOR
  (Issuer)


Date: November 13, 1996       By: /s/ Fred G. Parrish

                             Fred G. Parrish
                    V.P., Chief Operating Officer,
                    Chief Financial Officer



Date: November 13, 1996       By: /s/ Donald F. Angle

                    Donald F. Angle, M.D.
                    Chairman, President, Chief Executive Officer,
                    Secretary