Form 10QSB
period 1996-12-31
COMPANY DOCTOR
filed 1997-02-14
CIK 921612

U.S. Securities and Exchange Commission

                     Washington, D.C. 20549

                           Form 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

                         (972) 401-8300
         Issuer's telephone number, including area code

 (Former name, former address and formal fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing
requirements for the past 90 days.   Yes X    No   .

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 5,017,008   shares of the Issuer's common stock, at
par value of $.01 per share, outstanding as of December 31, 1996.

Transitional Small Business Disclosure Format (check one):
Yes_____  No    X

                    THE COMPANY DOCTOR AND SUBSIDIARIES

                        Consolidated Balance Sheet

                                              December 31,        June 30,
                                                  1996               1996
                                                Unaudited
                               Assets
Current assets
 Cash and cash equivalents                    $1,806,904        $5,636,433
 Restricted cash                                 550,000           500,000
 Short-term investments                        1,646,214         1,250,357
 Accounts receivable
  Trade, less allowance for doubtful
  accounts of $245,000 at December 31, 1996
  and $105,000 at June 30, 1996                1,927,273         1,097,308
  Related parties                                227,938            13,117
  Other                                           87,468            85,348
  Prepaid expenses                               339,273            97,767
   Total current assets                        6,585,070         8,780,330

Property and equipment                         2,583,397         1,536,898
Less accumulated depreciation and
 amortization                                 (1,306,429)         (659,394)
                                               1,276,968           877,504
Other assets
 Intangibles, net                              9,143,100         1,688,314
 Other assets                                    731,568           563,406
 Investments                                   1,592,835         1,630,453
      Total other assets                      11,467,503         3,882,173

Total assets                                 $19,329,541       $13,540,007

                Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                               $602,194          $1,271,357
 Notes payable - due to sellers             3,069,036             987,010
 Current maturities of capital lease
  obligations                                  56,188              52,501
 Accounts payable and accrued expenses      1,083,767             338,077
 Claims payable                               407,545             350,000
      Total current liabilities             5,218,730           2,998,945

Long-term liabilities
 Capital lease obligations, net of
  current maturities                          200,012             79,644
 Notes payable - due to sellers               243,590                 -
 Claims payable                             1,054,353          1,393,107
      Total liabilities                     6,716,685          4,471,696

Stockholders' equity
 Preferred stock, $.01 par value,
  5,000,000 shares authorized Series A
  convertible, no shares issued                 -                     -
 Common stock, $.01 par value; 25,000,000
  shares authorized; 5,017,008 and
  4,676,494 shares issued and outstanding
  at December 31, 1996 and June 30, 1996,
  respectively                                 50,171            46,765
 Additional paid-in-capital                13,546,136        10,255,346
 Accumulated equity                          (983,451)        1,233,800)
      Total stockholders' equity           12,612,856         9,068,311

Total liabilities and stockholders equity $19,329,541       $13,540,007


                   THE COMPANY DOCTOR AND SUBSIDIARIES
                  Consolidated Statements of Operations


                                               For the Three Months Ended
                                                      December 31,
                                                 1996              1995
                                                       (Unaudited)
Revenues                                      $2,655,003          $1,036,533

Cost of services provided                      1,296,311             512,554
General and administrative expenses            1,286,056             470,562
Marketing expenses                                52,855               4,553
Development and acquisition costs                134,597                  -
                                               2,769,819             987,669

Income (loss) from operations                   (114,816)             48,864

Other income (expense)
 Interest expense                                (29,365)            (22,786)
 Interest income and other                        77,945                  -
    Total other income (expenses)                 48,580             (22,786)

Net income (loss) before income taxes            (66,236)             26,078

Income tax benefit                                    -                  -

Net income (loss)                              $ (66,236)           $ 26,078

Net income (loss) per common share             $    (.01)           $   (.01)

Weighted average common shares                 5,017,008           2,261,799
 outstanding


                     THE COMPANY DOCTOR AND SUBSIDIARIES

                    Consolidated Statements of Operations


                                                For the Six Months Ended
                                                       December 31,
                                                  1996             1995
                                                        (Unaudited)

Revenues                                        $5,444,001       $1,986,173

Cost of services provided                        2,510,347          934,478
General and administrative expenses              2,655,745          918,655
Marketing expenses                                 114,927           29,203
Development and acquisition costs                  222,482               -
                                                 5,503,501        1,882,336

Income (loss) from operations                      (59,500)         103,837

Other income (expense)
 Interest expense                                  (39,348)         (48,766)
 Interest income                                   174,197               -
     Total other income (expenses)                 134,849          (48,766)

Net income before income taxes                      75,349           55,071

Income tax benefit                                 175,000               -

Net income                                       $ 250,000        $  55,071

Net income per common share                      $     .05        $     .02

Weighted average common shares                   5,031,509        2,210,001
 outstanding


                    THE COMPANY DOCTOR AND SUBSIDIARIES

                    Consolidated Statements of Cash Flow

                                                For the Six Months Ended
                                                       December 31,
                                                  1996             1995
                                                        (Unaudited)

Cash flows from operating activities
 Net income                                    $  250,349        $  55,071
 Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities
  Depreciation and amortization                   340,005           69,246
  Deferred tax asset                             (175,000)              -
  Adjustment to claims payable                   (123,372)              -
  Change in assets and liabilities
   Accounts receivable                           (242,544)         (74,952)
   Prepaid expenses                              (235,390)         (31,212)
   Other assets                                     6,838          (32,190)
   Checks written in excess of bank                    -           (18,265)
     balance
   Accounts payable and accrued
    expenses                                      497,974          (39,680)
   Claims payable                                (157,837)              -
                                                  (89,326)        (140,969)
     Net cash (used in) provided by
      operating activities                        161,023          (85,898)

Cash flows from investing activities
 Purchases of property and equipment             (217,609)         (40,762)
 Cash acquired from medical practices             337,484               -
 Purchase of investments                         (408,239)              -
 Purchase of intangibles                         (542,721)              -
    Net cash (used in) provided by               (831,085)         (40,762)
     investing activities

Cash flows from financing activities
 (Payments on) proceeds from line-of-
   credit and note payable                       (669,163)           81,690
 Proceeds from sales of equity                     12,130               -
 Payments on notes payable and due to
  seller                                       (2,461,884)              -
 Net proceeds from private placement
  preferred stock                                     -             445,000
 Deferred offerings costs paid                        -            (269,687)
 Payments on capital leases                       (40,550)         (119,539)
     Net cash (used in) provided by
      financing activities                     (3,159,467)          137,464

Cash (decrease) increase                       (3,829,529)           10,804

Cash at beginning of period                     5,636,433                -

Cash at end of period                         $ 1,806,904           $10,804


Supplemental disclosures of interest paid:
     Interest paid on borrowings for the six months ended December 31, 1995 and December 31, 1996 was $48,766 and $39,348,
     respectively.

Continued from previous page.

Supplemental disclosure of noncash investing and financing activities:
     In the six months ended December 31, 1996, the Company added three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:



Assets acquired
 Cash                                         $ 337,484
 Accounts receivable                            704,362
 Property and equipment                         138,731
 Prepaid expense and other                        6,116
                                              1,186,693
Liabilities assumed
 Accounts payable and accrued expenses          247,716
 Net assets acquired                            938,977
 Fair value of common stock issued            3,282,066

 Due to sellers - accounts and notes
  payable - current                           4,481,944
 Due to sellers - notes payable - long-
  term                                          305,556

                                             $7,130,589

Additionally, the Company acquired $164,605 of property and equipment under capital leases.




Note 1 - Summary of Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain amounts in the December 31, 1995 consolidated financial statements have been reclassified to conform with the December 31, 1996 presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking
statements.   It  is  important to note  that  the  Company's  actual
results  could  differ materially from those in such  forward-looking
statements.   Among  the factors that could cause actual  results  to
differ materially are the risk factors set forth in the Company's Registration Statement on Form SB-2 (Registration No. 33-99530-D). The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB and filings under the Securities Act of 1933, as amended.

These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization of the insurance subsidiary, acquisitions of additional complementary medical practices, establishment and management of new clinics, and obtainment of additional financing.

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, the Company's ability to secure financing for acquisitions and capital expenditures, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate.

In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. These risk factors are discussed in detail in the Company's Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on February 6, 1996 (Registration No. 33-99530-D). Any of the other factors disclosed under "Risk Factors" in such Registration Statement could cause the Company's revenues or net income, or growth in revenues or net income, to differ materially from prior results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its finance, marketing, capital expenditure or other budgets, which may in turn affect the Company's results of operations. In light of these significant uncertainties inherent in forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Liquidity and Capital Resources

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $1,806,904, restricted cash of $550,000 and other current assets totaling $4,228,166 resulting in total current assets of $6,585,070. Current liabilities were $5,218,730 which resulted in working capital of $1,366,340 and a current ratio of 1.26 to 1. The Company also had investments of $1.593 million in "other assets", consisting of U.S. treasury notes maturing in excess of one year from December 31, 1996, and therefore classified as long-term assets. These U.S. treasury notes could be sold and converted to cash at any time, and would effectively increase working capital to $2,959,175 and increase the current ratio to 1.57 to 1.

During the six months ended December 31, 1996, the Company's liquidity decreased primarily due to acquisitions of complementary medical practices undertaken by the Company's affiliate, The Physician Group, and due to the acquisition and capitalization of the
insurance  subsidiary.   The  Company  anticipates  that,  in  future
periods, the Company and The Physician Group will seek to conclude additional acquisitions of physicians' practices and the Company's continued capitalization of the insurance subsidiary. Based on this expectation, the Company has initiated discussions with institutional lenders for the purpose of securing a working capital and/or acquisition credit facility. Should the Company be unsuccessful in securing a facility of this nature, or in securing other financing, the Company could be required to reduce or eliminate acquisition
activities.   The  Company  will  require  additional  financing   if
acquisitions continue in future periods at historical rates.

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

     In November 1995, the Company raised $500,000 of gross proceeds ($397,500 in net proceeds) by issuing a total of 400,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock automatically converted into one share of the Company's Common Stock on the completion of the Company's initial public offering. Proceeds of the private offering were used to reduce accounts payable, pay expenses associated with the offering and to fund working capital.

The Company closed its initial public offering in February 1996. The Company sold a total of 1,840,000 Units, each Unit consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. The Units were sold at a price of $5.25 per Unit providing the Company with gross offering proceeds of $9.66 million. After payment of expenses associated with the offering, the Company received proceeds in excess of $7.9 million. Since the offering, the Company has used a significant portion of the net proceeds from the offering: 1) to finance the acquisition and capitalization of an insurance company subsidiary; 2) to add five complementary medical clinics; 3) to establish and begin managing a new clinic; 4) to expand sales and marketing programs; and 5) for other operational purposes.

The transactions relating to the five medical practices now managed by the Company were each reported on Form 8-K. The transactions were effective: 1) February 1996, in Lancaster, Texas (a Dallas suburb);
2) May 1996, in Baytown, Texas (a Houston suburb); 3) July 1996, in El Paso, Texas 4) July 1996, Carrollton, Texas (a Dallas suburb); and
5) August 1996, in central Fort Worth, Texas. The acquisition of the insurance company subsidiary occurred on June 30, 1996, as reported on Form 8-K dated July 9, 1996. The cash payments due in four of the five medical practice transactions and the insurance subsidiary
acquisition were paid in the quarter ended September 30,  1996.   The
acquisition of the insurance subsidiary contributed assets  including
cash   of  $1.1  million  and  short-term  investments  of  $999,000, consisting of $949,000 in U.S. treasury bills and $50,000 in a certificate of deposit. Those assets are partially offset by the insurance subsidiary claims of $1.462 million estimated to be payable over the course of several years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Statements of Operations:


                Consolidated Statements of Operations
                             (Unaudited)

                                                 Six Months Ended
                                                   December 31,
                                               1996           1995
Revenues
     Total revenues                           100.0%          100.0%

Costs
    Cost of services provided                  46.1            47.0
     General and administrative                48.8            46.3
     Marketing expense                          2.1             1.5
     Development/acquisition costs              4.1               -
          Total costs                         101.1            94.8

(Loss) income from operations                  (1.1)            5.2

Other income (expense)
     Interest income                            3.2              -
     Interest expense                           (.7)          (2.5)
          Total other income (expenses)         2.5           (2.5)

Income before income taxes                      1.4            2.7

Income tax benefit (expense)                    3.2              -

Net income                                      4.6%           2.7%

Comparison of Six Months Ended December 31, 1996 and 1995

Revenues.   Net revenues for the six months ended December  31,  1996
increased  by $3,457,828 or 174.1% to $5,444,001 from the  $1,986,173 revenue  level achieved  for the same six month period ended December
31,  1995.   Revenues are derived primarily from  the  management  of
physician   practices  engaged  in  the  diagnosis,   treatment   and
management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The growth in the current period is attributable to four factors: 1) the further development of the facilities managed by the Company ; 2) the Company's ability to capture additional market share; 3) the addition of five medical practices, and 4) the start-up of a clinic in south Fort Worth, Texas in April 1996. The Garland and Arlington, Texas facilities opened in mid-1994. These two facilities are now past the start-up stages when revenues were minimal and both facilities are now fully operational. The Company has experienced same facility revenue growth of 21% on its four existing facilities in the six months ended December 31, 1996 over the same six months one year ago. The addition of the five medical practices commencing February 1996 generated revenue in the six months ended December 31, 1996, whereas there was no revenue from these facilities in the six months ended December 31, 1995. Revenues in the six month period ended December 31, reflect some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and
illnesses.   Also,  employers  generally  hire   fewer employees  in
the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Accordingly, revenues and net income during the Company's first and second fiscal quarters of each year (quarters ended September and December), will tend to be somewhat lower than the remaining quarters of the fiscal year.

Cost of Services Provided. Cost of services provided for the six months ended December 31, 1996 was $2,510,347, an increase of $1,575,869 or 168.6% from the comparable 1995 period. As a percent of net revenues, cost of services was 46.1%, a decrease of 1.0% from the 47.1% level of the same six month period one year ago. Although these expenses are largely variable, they were negatively affected by the more pronounced decline in revenue due to seasonal factors. During the six months ended December 31, 1996, the insurance subsidiary's management performed case-basis evaluations of outstanding claims payable, and based on new information, was able to reduce the estimate of the ultimate net cost of the unpaid claims by approximately $123,000, which is recorded as a reduction of cost of services provided in the current six month period.

General and Administrative. General and administrative expenses for the six months ended December 31, 1996, was $2,655,745, an increase of $1,737,090, or 189.1%, over expenses of $918,655 in the same period in 1995. As a percent of revenue, general and administrative expenses were 48.8%, an increase of 2.5% from 46.3% for the same six month period a year ago. The increase over the prior year was accounted for by the larger revenue base, the increased costs associated with becoming a public company, indirect expenses related to the expansion activity commenced in February 1996, and some general and administrative expenses for the insurance subsidiary. Since these expenses are largely fixed, they were negatively impacted by the historical seasonal decline in revenue.

Marketing Expenses. Marketing expenses were $114,927 at December 31, 1996 compared to $29,203 at December 31, 1995, or 2.1% compared to
1.5% of revenues during the respective periods. The addition of medical practices was the primary factor contributing to the increase over the six months ended December 31, 1995. The Company does plan to maintain the current level of activity into the future to continue to market to existing clients and new markets.

Development and Acquisition Costs. The Company had no development and acquisition costs in the December 1995 quarter, but had $222,482 of such costs in the six months ended December 31, 1996. These costs equaled 4.1% of revenues in the 1996 period and were a result of the Company's expansion activities in two major areas: (1) pursuing and negotiating affiliations or agreements with physicians who have established occupational medicine practices or patient bases which can be served in an occupational medical setting; and (2) development costs for the insurance subsidiary.

Other Income or Expense. Interest income for the six months ended December 31, 1996 of $174,197 was 3.2% of revenue, as compared to no interest income for the same six months in 1995. Interest income was earned from funds invested from the proceeds of the initial public offering and from the interest bearing investments held by the insurance subsidiary. Interest expense decreased in the six months ended December 31, 1996 to $39,348 from the $48,776 for the six months ended December 31, 1995. However, a significant portion of the existing debt at December 31, 1996 was incurred in connection with the acquisition of five clinics approximately mid-way through the six month period. Accordingly, the Company anticipates significant increases in interest expense related to this debt in the third quarter of fiscal 1997.

Net  Income.   As  a  result  of  the  factors  described  above,  in
particular, the factors contributing to increased revenues, the Company had net income of $75,349 before income tax in the six months ended December 31, 1996, or 1.4% of revenues, as compared to $55,071 of net income, or 2.8% of revenues, in the six months ended December
31,  1995.   In  the six month period ended December  31,  1996,  net
income after a net income tax benefit of $175,000 totaled $250,349, or 4.6% of revenues, as compared to $55,071 net income, or 2.8% of revenue in the six months ended December 31, 1995. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2010. However, the use of net operating loss carryforwards may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the six months ended December 31, 1996 due to the addition of medical practices during that period, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement.

                      PART II OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS

               NONE

ITEM 2         CHANGES IN SECURITIES

               NONE

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE

ITEM 5         OTHER INFORMATION

               NONE

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K:

(a)Exhibits

27             Financial data schedule

(b) Reports on Form 8-K


    Type         Date  of Event            Event Reported

Form 8-K      November 4, 1996          Authorization of plan  to
                                        repurchase    outstanding
                                        common stock.

Form 8-K      September 20, 1996        Acquisition  of  Beltline
                                        North Occupational Health
                                        Clinic.

Form   8-     August 21, 1996           Financial statements  and
K/A                                     proforma  for acquisition
                                        of   The   Doctors   Inn,
                                        Incorporated.

Form   8-     August 28, 1996           Financial statements  and
K/A                                     proforma  for acquisition
                                        of  the  Northside Family
                                        Medical Center.



                             SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE COMPANY DOCTOR
                            (Registrant)


Date: February 14, 1997                 By: /s/ Shaun P. Mahoney

                                           Shaun P. Mahoney
                                           Chief Financial Officer



Date: February 14, 1997                  By: /s/ Donald F. Angle

                                         Donald F. Angle, M.D.
                                         Chairman,  President,  Chief
                                          Executive Officer,