Form 10QSB/A
period 1996-12-31
COMPANY DOCTOR
filed 1997-03-28
CIK 921612

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         Form 10-QSB/A-1

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

        For the Quarterly Period Ended  December 31, 1996

                               or

__   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________to__________



                 Commission file number 1-14150
                       THE COMPANY DOCTOR
   (Name of small business issuer as specified in its charter)

          Delaware                                    72-1234136
   (State   of   Incorporation)          (I.R.S.Employer Identification No.)

              5215 North O'Connor Blvd., Suite 1800
                      Irving, Texas  75039
            (Address of principal executive offices)

                         (972) 401-8300
                   (IssuerOs telephone number)

     Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes __   No__

     State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date.
There were 5,017,008 shares of the Issuer's common stock, at par value of $.01 per share,
              outstanding as of December 31, 1996.


  Transitional Small Business Disclosure Format (check one):    Yes__   No_X

                     Consolidated Balance Sheet

                                         December 31,     June 30,
                                             1996           1996
                                          Unaudited
                               Assets
   Current assets
 Cash and cash equivalents                $1,806,90      $5,636,433
 Restricted cash                             550,000        500,000
 Short-term investments                    1,646,21       4,250,357
 Accounts receivable
   Trade, less allowance for doubtful
accounts of $245,000 at December 31, 1996
and $105,000 at June 30, 1996              1,927,273      1,097,308
   Related parties                           227,938        113,117
   Other                                      87,468         85,348
 Prepaid expenses                            339,273         97,767
      Total current assets                 6,585,070      8,780,330

Property and equipment                     2,583,391      1,536,898
Less accumulated depreciation and
amortization                              (1,306,429)      (659,394)
                                           1,276,968        877,504
Other assets
 Intangibles, net                          9,143,100      1,688,314
 Other assets                                731,568        563,406
 Investments                               1,592,835      1,630,453
      Total other assets                  11,467,503      3,882,173

Total assets                             $19,329,541    $13,540,007

                Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                              $602,194     $1,271,357
 Notes payable - due to sellers            3,069,036        987,010
 Current maturities of capital lease
  obligations                                 56,188         52,501
 Accounts payable and accrued expenses     1,083,767        338,077
 Claims payable                              407,545        350,000
      Total current liabilities            5,218,730      2,998,945

Long-term liabilities
 Capital lease obligations, net of
  current maturities                         200,012         79,644
 Notes payable - due to sellers              243,590             -
 Claims payable                            1,054,353      1,393,107
      Total liabilities                    6,716,685      4,471,696

Common stock subject to mandatory
registration rights, 430,004 (December
31, 1996) and $0 (June 30, 1996) shares
issued and outstanding                     3,982,500             -

Stockholders' equity
 Preferred stock, $.01 par value,
 5,000,000 shares authorized Series A
 convertible, no shares issued                     -             -
 Common stock, $.01 par value; 25,000,000
 shares authorized; 4,587,004 and
 4,676,494 shares issued and outstanding
 at December 31, 1996 and June 30, 1996,
 respectively                                  45,871        46,765
 Additional paid-in-capital                 9,567,936    10,255,346
 Accumulated equity                          (983,451)   (1,233,800)
      Total stockholders' equity            8,630,356     9,068,311

Total liabilities and stockholders equity $19,329,541   $13,540,007


                Consolidated Statements of Operations

                                          For the Three Months Ended
                                                 December 31,
                                              1996            1995
                                           (Unaudited)
Revenues                                   $2,655,003       $1,036,533

Cost of services provided                   1,296,311          512,554
General and administrative expenses         1,286,056          470,562
Marketing expenses                             52,855            4,553
Development and acquisition costs             134,597               -
                                            2,769,819          987,669

Income (loss) from operations                (114,816)          48,864

Other income (expense)
 Interest expense                             (29,365)         (22,786)
 Interest income and other                     77,945               -
     Total other income (expenses)             48,580          (22,786)

Net income (loss) before income taxes         (66,236)          26,078

Income tax benefit                                 -                -

Net income (loss)                            $(66,236)         $26,078

Net income (loss) per common share              $(.01)            $.01

Weighted average common shares
 outstanding                                 5,017,008         2,261,799

                Consolidated Statements of Operations

                                                For the Six Months Ended
                                                     December 31,
                                                  1996           1995
                                                      (Unaudited)
Revenues                                      $5,444,001        $1,986,173

Cost of services provided                      2,510,347           934,478
General and administrative expenses            2,655,745           918,655
Marketing expenses                               114,927            29,203
Development and acquisition costs                222,482                -
                                               5,503,501         1,882,336

Income (loss) from operations                    (59,500)          103,837

Other income (expense)
 Interest expense                                (39,348)          (48,766)
 Interest income                                 174,197                -
     Total other income (expenses)               134,849           (48,766)

Net income before income taxes                    75,349            55,071

Income tax benefit                               175,000                -

Net income                                      $250,000           $55,071

Net income per common share                     $    .05           $   .02

Weighted average common shares                 5,031,509         2,210,001
outstanding






                Consolidated Statements of Cash Flow

                                                For the Six Months Ended
                                                     December 31,
                                                   1996          1995
                                                      (Unaudited)
Cash flows from operating activities
 Net income                                       $250,349       $55,071
 Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities
   Depreciation and amortization                   340,005        69,246
   Deferred tax asset                             (175,000)           -
   Adjustment to claims payable                   (123,372)           -
   Change in assets and liabilities
     Accounts receivable                          (242,544)      (74,952)
     Prepaid expenses                             (235,390)      (31,212)
     Other assets                                    6,838       (32,190)
     Checks written in excess of bank                   -        (18,265)
      balance
     Accounts payable and accrued                  497,974       (39,680)
      expenses
     Claims payable                               (157,837)           -
                                                   (89,326)     (140,969)
      Net cash (used in) provided by               161,023       (85,898)
       operating activities

Cash flows from investing activities
 Purchases of property and equipment              (217,609)      (40,762)
 Cash acquired from medical practices              337,484            -
 Purchase of investments                          (408,239)           -
 Purchase of intangibles                          (542,721)           -
      Net cash (used in) provided by              (831,085)      (40,762)
       investing activities

Cash flows from financing activities
 (Payments on) proceeds from line-of-             (669,163)       81,690
  credit and note payable
 Proceeds from sales of equity                      12,130            -
 Payments on notes payable and due to           (2,461,884)           -
  seller
 Net proceeds from private placement                    -          445,000
   preferred stock
 Deferred offerings costs paid                          -         (269,687)
 Payments on capital leases                        (40,550)       (119,539)
      Net cash (used in) provided by            (3,159,467)        137,464
       financing activities

Cash (decrease) increase                        (3,829,529)         10,804

Cash at beginning of period                      5,636,433               0

Cash at end of period                           $1,806,904         $10,804

Supplemental disclosures of interest paid:
     Interest paid on borrowings for the six months ended December 31, 1995 and December 31, 1996 was $48,766 and $39,348,
     respectively.

                Consolidated Statements of Cash Flow


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

     In November 1995, the Company raised $500,000 of gross proceeds ($397,500 in net proceeds) by issuing a total of 400,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock automatically converted into one share of the Company's Common Stock on the completion of the Company's initial public offering. Proceeds of the private offering were used to reduce accounts payable, to pay expenses associated with the offering and to fund working capital.

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

The transactions relating to the five medical practices now managed by the Company were each reported on Form 8-K. The transactions were effective: 1) February 1996, in Lancaster, Texas (a Dallas suburb);
2) May 1996, in Baytown, Texas (a Houston suburb); 3) July 1996, in El Paso, Texas 4) July 1996, in Carrollton, Texas (a Dallas suburb); and 5) August 1996, in central Fort Worth, Texas. The acquisition of the insurance company subsidiary occurred on June 30, 1996, as reported on Form 8-K dated July 9, 1996. The cash payments due in four of the five medical practice transactions and the insurance subsidiary acquisition were paid in the quarter ended September 30, 1996. The acquisition of the insurance subsidiary contributed assets including cash of $1.1 million and short-term investments of $999,000, consisting of $949,000 in U.S. treasury bills and $50,000 in a certificate of deposit. Those assets are partially offset by the insurance subsidiary claims of $1.462 million estimated to be payable over the course of several years.

In connection with the initial public offering, certain stockholders deposited a total of 150,000 shares of common stock into an escrow account. The shares of common stock were to be released to the stockholders only if the Company's earnings per share for the year ended December 31, 1996 equaled or exceeded $.25 per share. The earnings requirement was not satisfied, and the 150,000 shares shall be canceled and returned to the Company's authorized but unissued common stock.

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

Comparison of Six Months Ended December 31, 1996 and 1995

Revenues. Net revenues for the six months ended December 31, 1996 increased by $3,457,828 or 174.1% to $5,444,001 from the $1,986,173 revenue level achieved for the same six month period ended December 31, 1995. Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The growth in the current period is attributable to managements efforts related to four factors: 1) the addition of five medical practices; 2) the Company's ability to capture additional market share; 3) the further development of the facilities managed by the Company, and 4) the start-up of a clinic in south Fort Worth, Texas in April 1996. The Company anticipates all four factors will continue to improve future revenues. Same facility growth in the five medical practices acquired and the start-up clinic in south Ft. Worth are anticipated to parallel growth in existing clinics in the future. The Company has experienced same facility revenue growth of 21% on its four existing facilities in the six months ended December 31, 1996 over the same six months one year ago. The addition of the five medical practices commencing February 1996 generated revenue in the six months ended December 31, 1996, whereas there was no revenue from these facilities in the six months ended December 31, 1995. Revenues in the six month period ended December 31 reflect some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Accordingly, revenues and net income during the Company's first and second fiscal quarters of each year (quarters ended September and December), will tend to be somewhat lower than the remaining quarters of the fiscal year.

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

General and Administrative. General and administrative expenses for the six months ended December 31, 1996, were $2,655,745, an increase of $1,737,090, or 189.1%, over expenses of $918,655 in the same period in 1995. As a percent of revenues, general and administrative expenses were 48.8%, an increase of 2.5% from 46.3% for the same six month period a year ago. The increase over the prior year was accounted for by the larger revenue base, the increased costs associated with becoming a public company, indirect expenses related to the expansion activity commenced in February 1996, and some general and administrative expenses for the insurance subsidiary. Since these expenses are largely fixed, they were negatively impacted by the historical seasonal decline in revenues.

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

Other Income or Expense. Interest income for the six months ended December 31, 1996 of $174,197 was 3.2% of revenues, as compared to no interest income for the same six months in 1995. Interest income was earned from funds invested from the proceeds of the initial public offering and from the interest bearing investments held by the insurance subsidiary. Interest expense decreased in the six months ended December 31, 1996 to $39,348 from $48,776 for the six months ended December 31, 1995. However, a significant portion of the existing debt at December 31, 1996 was incurred in connection with the acquisition of five clinics approximately mid-way through the six month period. Accordingly, the Company anticipates significant increases in interest expense related to this debt in the third quarter of fiscal 1997.

Net Income. As a result of the factors described above, in particular, the factors contributing to increased revenues, the Company had net income of $75,349 before income tax in the six months ended December 31, 1996, or 1.4% of revenues, as compared to $55,071 of net income, or 2.8% of revenues, in the six months ended December 31, 1995. In the six month period ended December 31, 1996, net income after a net income tax benefit of $175,000 totaled $250,349, or 4.6% of revenues, as compared to $55,071 net income, or 2.8% of revenues in the six months ended December 31, 1995. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2010. However, the use of net operating loss carryforwards may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the six months ended December 31, 1996 due to the addition of medical practices during that period, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement.


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

27             Financial data schedule

(b) Reports on Form 8-K



     Type              Date of Event                         Event Reported
Form 8-K               November 4, 1996               Authorization of plan  to
                                                      repurchase    outstanding
                                                      common stock.

Form 8-K               September 20, 1996             Acquisition  of  Beltline
                                                      North Occupational Health
                                                      Clinic.

Form 8-K/A             August 21, 1996                Financial statements  and
                                                      proforma  for acquisition
                                                      of   The   Doctors   Inn,
                                                      Incorporated.

Form 8-K/A             August 28, 1996                Financial statements  and
                                                      proforma  for acquisition
                                                      of  the  Northside Family
                                                      Medical Center.

                             SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE COMPANY DOCTOR
                              (Registrant)


Date: March 28, 1997               By: /s/ Shaun P. Mahoney

                                           Shaun P. Mahoney
                                           Chief Financial Officer



Date: March 28, 1997               By: /s/ Donald F. Angle
                                           Donald F. Angle, M.D.
                                           Chairman,  President,  Chief
                                           Executive Officer,