Form 10QSB/A
period 1996-12-31
COMPANY DOCTOR
filed 1997-04-09
CIK 921612

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         Form 10-QSB/A-2

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


  Transitional Small Business Disclosure Format (check one):    Yes__   No_X

                     Consolidated Balance Sheet

                                         December 31,     June 30,
                                             1996           1996
                                          Unaudited
                               Assets
   Current assets
 Cash and cash equivalents               $1,806,904      $5,636,433
 Restricted cash                            550,000         500,000
 Short-term investments                   1,646,214       4,250,357
 Accounts receivable
   Trade, less allowance for doubtful
accounts of $245,000 at December 31, 1996
and $105,000 at June 30, 1996              1,927,273      1,097,308
   Related parties                           227,938        113,117
   Other                                      87,468         85,348
 Prepaid expenses                            339,273         97,767
      Total current assets                 6,585,070      8,780,330

Property and equipment                     2,583,397      1,536,898
Less accumulated depreciation and
amortization                              (1,306,429)      (659,394)
                                           1,276,968        877,504
Other assets
 Intangibles, net                          9,068,500      1,688,314
 Other assets                                731,568        563,406
 Investments                               1,592,835      1,630,453
      Total other assets                  11,392,903      3,882,173

Total assets                             $19,254,941    $13,540,007

                Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                              $602,194     $1,271,357
 Notes payable - due to sellers            3,069,036        987,010
 Current maturities of capital lease
  obligations                                 56,188         52,501
 Accounts payable and accrued expenses     1,083,767        338,077
 Claims payable                              407,545        350,000
      Total current liabilities            5,218,730      2,998,945

Long-term liabilities
 Capital lease obligations, net of
  current maturities                         200,012         79,644
 Notes payable - due to sellers              243,590             -
 Claims payable                            1,054,353      1,393,107
      Total liabilities                    6,716,685      4,471,696

Common stock subject to mandatory
registration rights, 430,004 (December
31, 1996) and $0 (June 30, 1996) shares
issued and outstanding                     3,982,500             -

Stockholders' equity
 Preferred stock, $.01 par value,
 5,000,000 shares authorized Series A
 convertible, no shares issued                     -             -
 Common stock, $.01 par value; 25,000,000
 shares authorized; 4,587,004 and
 4,676,494 shares issued and outstanding
 at December 31, 1996 and June 30, 1996,
 respectively                                  45,871        46,765
 Additional paid-in-capital                 9,567,936    10,255,346
 Accumulated equity                        (1,058,051)   (1,233,800)
      Total stockholders' equity            8,555,756     9,068,311

Total liabilities and stockholders equity $19,254,941   $13,540,007


                Consolidated Statements of Operations

                                          For the Three Months Ended
                                                 December 31,
                                              1996            1995
                                           (Unaudited)
Revenues                                   $2,655,003       $1,036,533

Cost of services provided                   1,370,911          512,554
General and administrative expenses         1,286,056          470,562
Marketing expenses                             52,855            4,553
Development and acquisition costs             134,597               -
                                            2,844,419          987,669

Income (loss) from operations                (189,416)          48,864

Other income (expense)
 Interest expense                             (29,365)         (22,786)
 Interest income and other                     77,945               -
     Total other income (expenses)             48,580          (22,786)

Net income (loss) before income taxes        (140,836)          26,078

Income tax benefit                                 -                -

Net income (loss)                           $(140,836)         $26,078

Net income (loss) per common share              $(.03)            $.01

Weighted average common shares
 outstanding                                 5,017,008         2,261,799

                Consolidated Statements of Operations

                                                For the Six Months Ended
                                                     December 31,
                                                  1996           1995
                                                      (Unaudited)
Revenues                                      $5,444,001        $1,986,173

Cost of services provided                      2,584,947           934,478
General and administrative expenses            2,655,745           918,655
Marketing expenses                               114,927            29,203
Development and acquisition costs                222,482                -
                                               5,578,101         1,882,336

Income (loss) from operations                   (134,100)          103,837

Other income (expense)
 Interest expense                                (39,348)          (48,766)
 Interest income                                 174,197                -
     Total other income (expenses)               134,849           (48,766)

Net income before income taxes                       749            55,071

Income tax benefit                               175,000                -

Net income                                      $175,749           $55,071

Net income per common share                     $    .03           $   .02

Weighted average common shares                 5,031,509         2,210,001
outstanding






                Consolidated Statements of Cash Flow

                                                For the Six Months Ended
                                                     December 31,
                                                   1996          1995
                                                      (Unaudited)
Cash flows from operating activities
 Net income                                       $175,749       $55,071
 Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities
   Depreciation and amortization                   340,005        69,246
   Deferred tax asset                             (175,000)           -
   Adjustment to claims payable                   (123,372)           -
   Change in assets and liabilities
     Accounts receivable                          (242,544)      (74,952)
     Prepaid expenses                             (235,390)      (31,212)
     Other assets                                    6,838       (32,190)
     Checks written in excess of bank                   -        (18,265)
      balance
     Accounts payable and accrued                  497,974       (39,680)
      expenses
     Claims payable                               (157,837)           -
                                                   (89,326)     (140,969)
      Net cash (used in) provided by                86,423       (85,898)
       operating activities

Cash flows from investing activities
 Purchases of property and equipment              (217,609)      (40,762)
 Cash acquired from medical practices              337,484            -
 Purchase of investments                          (408,239)           -
 Purchase of intangibles                          (468,121)           -
      Net cash (used in) provided by              (756,485)      (40,762)
       investing activities

Cash flows from financing activities
 (Payments on) proceeds from line-of-             (669,163)       81,690
  credit and note payable
 Proceeds from sales of equity                      12,130            -
 Payments on notes payable and due to           (2,461,884)           -
  seller
 Net proceeds from private placement                    -          445,000
   preferred stock
 Deferred offerings costs paid                          -         (269,687)
 Payments on capital leases                        (40,550)       (119,539)
      Net cash (used in) provided by            (3,159,467)        137,464
       financing activities

Cash (decrease) increase                        (3,829,529)         10,804

Cash at beginning of period                      5,636,433               0

Cash at end of period                           $1,806,904         $10,804

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Statements of Operations:


                Consolidated Statements of Operations
                             (Unaudited)

                                                Six Months Ended
                                                  December 31,
                                               1996         1995
Revenues
     Total revenues                           100.0%       100.0%

Costs
     Cost of services provided                 47.5         47.0
     General and administrative                48.8         46.3
     Marketing expense                          2.1          1.5
     Development/acquisition costs              4.1          -
          Total costs                         102.5         94.8

(Loss) income from operations                  (2.5)         5.2

Other income (expense)
     Interest income                            3.2           -
     Interest expense                           (.7)        (2.5)
          Total other income (expenses)         2.5         (2.5)

Income before income taxes                        -          2.7

Income tax benefit (expense)                    3.2           -

Net income                                      3.2%         2.7%

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

Cost of Services Provided. Cost of services provided for the six months ended December 31, 1996 was $2,584,947, an increase of $1,650,469 or 176.6% from the comparable 1995 period. As a percent of net revenues, cost of services was 47.5%, an increase of .4% from the 47.1% level of the same six month period one year ago. Although these expenses are largely variable, they were negatively affected by the more pronounced decline in revenue due to seasonal factors.

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

Net Income. As a result of the factors described above, in particular, the factors contributing to increased revenues, the Company had net income of $749 before income tax in the six months ended December 31, 1996, or .0% of revenues, as compared to $55,071 of net income, or 2.8% of revenues, in the six months ended December 31, 1995. In the six month period ended December 31, 1996, net income after a net income tax benefit of $175,000 totaled $175,749, or 3.2% of revenues, as compared to $55,071 net income, or 2.8% of revenues in the six months ended December 31, 1995. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2010. However, the use of net operating loss carryforwards may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the six months ended December 31, 1996 due to the addition of medical practices during that period, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement.


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


                              THE COMPANY DOCTOR
                              (Registrant)


Date: April 9, 1997                By: /s/ Shaun P. Mahoney

                                           Shaun P. Mahoney
                                           Chief Financial Officer



Date: April 9, 1997                By: /s/ Donald F. Angle
                                           Donald F. Angle, M.D.
                                           Chairman,  President,  Chief
                                           Executive Officer,