Form 10QSB/A
period 1996-09-30
COMPANY DOCTOR
filed 1997-05-16
CIK 921612

Form 10-QSB

            U.S. Securities and Exchange Commission

                     Washington, D.C. 20549

                          Form 10-QSB/A-1

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


                     Consolidated Balance Sheet

                                           September 30,     June 30,
                                               1996           1996
                                            Unaudited
Assets
Current assets
 Cash and cash equivalents                 $3,093,283       $5,636,433
 Restricted cash                              500,000          500,000
 Short-term investments                       999,341        1,250,357
 Accounts receivable
  Trade, less allowance for doubtful
   accounts of $259,000 at September 30,
   1996 and $105,000 at June 30, 1996       2,048,824        1,097,308
  Related parties                              72,754          113,117
  Other                                       122,628           85,348
  Prepaid expenses                            493,174           97,767
    Total current assets                    7,330,004        8,780,330

Property and equipment                      2,384,159        1,536,898
Less accumulated depreciation and
  amortization                            (1,242,964)         (659,394)
                                           1,141,195           877,504
Other assets
 Intangibles, net                          8,822,117         1,688,314
 Other assets                                797,117           563,406
 Investments                               1,610,225         1,630,453
 Total other assets                       11,229,459         3,882,173
                                         $19,700,658       $13,540,007

Liabilities and Stockholders - (Deficit) Equity
Current liabilities
 Notes payable                           $   740,127       $ 1,271,357
 Notes payable - due to sellers            3,245,985           987,010
 Current maturities of capital
  lease obligations                           48,712            52,501
 Accounts payable and accrued expenses     1,067,379           338,077
 Claims payable                            1,649,964         1,743,107
      Total current liabilities            6,752,167         4,392,052

Long-term liabilities
 Capital lease obligations, net of
   current maturities                         72,518            79,644
 Notes payable - due to sellers              305,556                -
      Total liabilities                    7,130,241            79,644

Stockholders' equity
Preferred stock, $.01 par value,
  5,000,000 shares authorized Series A
 convertible, no shares issued                    -                 -
Common stock, $.01 par value;
 25,000,000 shares authorized; 5,018,008
 and 4,676,494 shares issued and
 outstanding at September 30, 1996 and
 June 30, 1996, respectively                 50,180            46,765
Additional paid-in-capital               13,551,377        10,255,346
Accumulated equity                       (1,031,140)       (1,233,800)
   Total stockholders' equity            12,570,417         9,068,311

Total liabilities and stockholders
  equity                               $ 19,700,658       $13,540,007


                Consolidated Statements of Operations

                                            For the Three Months Ended
                                                   September 30,
                                            1996                  1995
                                                   (Unaudited)

Revenues                                   $ 2,788,998      $   949,640

Cost of services provided                    1,216,648          421,924
General and administrative expenses          1,436,279          448,093
Marketing expenses                              62,072           24,650
Development and acquisition costs               87,885              -
                                             2,802,884          894,667

(Loss) from operations                         (13,886)          54,973

Other income (expense)
 Interest expense                              (45,706)         (25,980)
 Interest income                                96,252                -
   Total other income (expenses)                50,546          (25,980)

Net income before income taxes                  36,660           28,993

Income tax benefit                             166,000               -

Net income                                  $  202,660      $    28,993

Net income per common share                 $      .04      $       .01

Weighted average common shares
  outstanding                                5,545,647        2,209,616



                Consolidated Statements of Cash Flow

                                            For the Three Months Ended
                                                  September 30,
                                           1996                    1995
                                                   (Unaudited)
Cash flows from operating activities
 Net income                              $ 202,660              $  28,993
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities
   Depreciation and amortization           160,466                 34,453
   Deferred tax asset                     (175,000)                    -
   Change in assets and liabilities
    Accounts receivable                   (244,071)               (79,092)
    Prepaid expenses                      (390,016)                (6,423)
    Other assets                          (382,149)               (23,350)
    Checks written in excess of
     bank balance                               -                 (18,265)
    Accounts payable and accrued
     expenses                              481,586                119,727
    Claims payable                         (93,143)                    -
                                          (642,327)                28,050
      Net cash (used in)
       provided by operating
       activities                         (439,667)                57,043

Cash flows from investing activities
 Purchases of property and equipment      (181,384)                (5,957)
 Cash acquired from medical practices      337,484                     -
 Purchase of investments                   271,244                     -
 Purchase of intangibles                   216,907                     -
      Net cash (used in)
       provided investing
       activities                          644,251                (5,957)

Cash flows from financing activities
 Proceeds from line-of-credit and
  note payable                              46,537                14,250
 Proceeds from exercised warrants
  and stock options                         17,380                    -
 Payments on notes payable and
  due to seller                         (2,800,736)                   -
 Deferred offerings costs paid                  -                (42,490)
 Payments on equipment leases              (10,915)              (19,560)
       Net cash provided
        by (used in) financing
        activities                      (2,747,734)              (47,800)

Cash (decrease) increase                (2,543,150)                3,286

Cash at beginning of period              5,636,433                    -

Cash at end of period                 $  3,093,283           $     3,286

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 30, 1996, the Company had cash and cash equivalents of $3,093,283 and restricted cash of $500,000; in addition the Company had other current assets totaling $3,736,721 resulting in total current assets of $7,330,004. Current liabilities were $6,752,167 which resulted in a current ratio of 1.1 to 1. The Company also had investments of $1.610 million in "other assets", which consisted of U.S. treasury notes maturing in excess of one year from September 30, 1996, and therefore classified as long-term assets. However, these U.S. treasury notes could be sold and converted to cash at any time, and thus would effectively increase working capital to $2,188,062 and increase the current ratio to 1.32 to 1.

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

Cost of Services Provided

Cost of services provided for the current quarter ended September 30, 1996, of $1,216,648, as a percent of net revenues was 43.6% which was slightly lower than the 44.4% level of the same quarter one year ago.

General and Administrative

General and administrative expenses for the three months ended September 30, 1996, of $1,436,279, as a percent of revenue, was 51.5%, which was an increase of 4.3% from the 47.2% for the same three month period a year ago. Actual dollars increased $988,186 over the prior year in conjunction with increased revenues and the increased costs associated with becoming a public company, indirect expenses related to the expansion activity since going public in February 1996, and some general and administrative expenses for the acquired insurance company subsidiary. The Company continues its cost-containment efforts in the management of fixed and variable costs.

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

Other Income or Expense

Interest income for the quarter ended September 30, 1996 of $96,252 was 3.4% of revenue, as compared to none for the same quarter a year
ago.   Interest  income  was earned from   funds  invested  from  the
proceeds of the IPO, and from the interest bearing investments in the acquired insurance company subsidiary, which acquisition was on June
30,  1996.   Interest  expense increased in  the  three  months  ended
September 30, 1996 to $45,706 from the $25,980 for the three months ended September 30, 1995 due to the debt incurred in conjunction with the acquisition of five clinics midway through the quarter.

Net Income

As a result of the factors described above, in particular, the combination of growth in revenues, additional medical practices, and containment of costs, the Company had $202,660 of net income after a net income tax benefit (of $166,000) in the three months ended September 30, 1996, or 7.3% of revenues, as compared to $28,993 net income, or
3.1%  of revenues,  in the three months ended September 30, 1995,  an
increase   of    $173,667.   At  June  30,  1996,  the  Company   had
approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the year 2008 through
2010.   However,  the use of net operating loss carryforward  may  be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be
able   to   utilize  only  a  portion  of  its  net  operating   loss
carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the three months ended September 30, 1996 due to the addition of medical practices in that quarter, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement. Additionally, the Company has accrued $9,000 of franchise taxes due certain states resulting in a net $166,000 deferred tax benefit.

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


THE COMPANY DOCTOR
  (Issuer)


Date: May 14, 1997           By: /s/ Fred G. Parrish

                             Fred G. Parrish
                             V.P., Chief Operating Officer,
                             Chief Financial Officer



Date: May 14, 1997           By: /s/ Donald F. Angle

                             Donald F. Angle, M.D.
                             Chairman, President, Chief Executive Officer, Secretary