Form 10QSB/A
period 1996-12-31
COMPANY DOCTOR
filed 1997-05-16
CIK 921612

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         Form 10-QSB/A-3

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


  Transitional Small Business Disclosure Format (check one):    Yes__   No_X

                     Consolidated Balance Sheet

                                         December 31,     June 30,
                                             1996           1996
                                          Unaudited
                               Assets
   Current assets
 Cash and cash equivalents               $1,806,904      $5,636,433
 Restricted cash                            550,000         500,000
 Short-term investments                   1,646,214       4,250,357
 Accounts receivable
   Trade, less allowance for doubtful
accounts of $245,000 at December 31, 1996
and $105,000 at June 30, 1996              1,927,273      1,097,308
   Related parties                           227,938        113,117
   Other                                      87,468         85,348
 Prepaid expenses                            311,214         97,767
      Total current assets                 6,557,011      8,780,330

Property and equipment                     2,583,397      1,536,898
Less accumulated depreciation and
amortization                              (1,306,429)      (659,394)
                                           1,276,968        877,504
Other assets
 Intangibles, net                          9,014,383      1,688,314
 Other assets                                743,377        563,406
 Investments                               1,592,835      1,630,453
      Total other assets                  11,350,595      3,882,173

Total assets                             $19,184,574    $13,540,007

                Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                              $602,194     $1,271,357
 Notes payable - due to sellers            3,158,207        987,010
 Current maturities of capital lease
  obligations                                 56,188         52,501
 Accounts payable and accrued expenses     1,122,594        338,077
 Claims payable                              407,545        350,000
      Total current liabilities            5,445,728      2,998,945

Long-term liabilities
 Capital lease obligations, net of
  current maturities                         200,012         79,644
 Notes payable - due to sellers              243,590             -
 Claims payable                            1,054,353      1,393,107
      Total liabilities                    6,943,683      4,471,696

Common stock subject to mandatory
registration rights, 430,004 (December
31, 1996) and $0 (June 30, 1996) shares
issued and outstanding                     3,982,500             -

Stockholders' equity
 Preferred stock, $.01 par value,
 5,000,000 shares authorized Series A
 convertible, no shares issued                     -             -
 Common stock, $.01 par value; 25,000,000
 shares authorized; 4,587,004 and
 4,676,494 shares issued and outstanding
 at December 31, 1996 and June 30, 1996,
 respectively                                  45,871        46,765
 Additional paid-in-capital                 9,567,936    10,255,346
 Accumulated equity                        (1,355,416)   (1,233,800)
      Total stockholders' equity            8,258,391     9,068,311

Total liabilities and stockholders equity $19,184,574   $13,540,007


                Consolidated Statements of Operations

                                          For the Three Months Ended
                                                 December 31,
                                              1996            1995
                                           (Unaudited)
Revenues                                   $2,655,003       $1,036,533

Cost of services provided                   1,413,042          512,554
General and administrative expenses         1,314,361          470,562
Marketing expenses                             52,855            4,553
Development and acquisition costs             134,597               -
                                            2,914,855          987,669

Income (loss) from operations                (259,852)          48,864

Other income (expense)
 Interest expense                            (133,369)         (22,786)
 Interest income and other                     77,945               -
     Total other income (expenses)            (55,424)         (22,786)

Net income (loss) before income taxes        (315,276)          26,078

Income tax expense                              9,000               -

Net income (loss)                           $(324,276)         $26,078

Net income (loss) per common share              $(.06)            $.01

Weighted average common shares
 outstanding                                 5,017,008         2,261,799

                Consolidated Statements of Operations

                                                For the Six Months Ended
                                                     December 31,
                                                  1996           1995
                                                      (Unaudited)
Revenues                                      $5,444,001        $1,986,173

Cost of services provided                      2,629,690           934,478
General and administrative expenses            2,750,640           918,655
Marketing expenses                               114,927            29,203
Development and acquisition costs                222,482                -
                                               5,717,739         1,882,336

Income (loss) from operations                   (273,738)          103,837

Other income (expense)
 Interest expense                               (179,075)          (48,766)
 Interest income                                 174,197                -
     Total other income (expenses)                (4,878)          (48,766)

Net (loss) before income taxes                  (278,616)           55,071

Income tax benefit                               157,000                -

Net (loss) income                              $(121,616)           $55,071

Net (loss) income per common share              $   (.02)          $   .02

Weighted average common shares                 5,031,509         2,210,001
outstanding






                Consolidated Statements of Cash Flow

                                                For the Six Months Ended
                                                     December 31,
                                                   1996          1995
                                                      (Unaudited)
Cash flows from operating activities
 Net (loss) income                              $(121,616)       $55,071
 Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities
   Depreciation and amortization                   340,005        69,246
   Deferred tax asset                             (175,000)           -
   Adjustment to claims payable                   (123,372)           -
   Change in assets and liabilities
     Accounts receivable                          (242,544)      (74,952)
     Prepaid expenses                             (207,331)      (31,212)
     Other assets                                   (4,971)      (32,190)
     Checks written in excess of bank                   -        (18,265)
      balance
     Accounts payable and accrued                  635,801       (39,680)
      expenses
     Claims payable                               (157,837)           -
                                                    64,751      (140,969)
      Net cash (used in) provided by               (56,865)      (85,898)
       operating activities

Cash flows from investing activities
 Purchases of property and equipment              (217,609)      (40,762)
 Cash acquired from medical practices              337,484            -
 Purchase of investments                          (408,239)           -
 Purchase of intangibles                          (414,004)           -
      Net cash (used in) provided by              (702,368)      (40,762)
       investing activities

Cash flows from financing activities
 (Payments on) proceeds from line-of-             (669,163)       81,690
  credit and note payable
 Proceeds from sales of equity                      12,130            -
 Payments on notes payable and due to           (2,372,713)           -
  seller
 Net proceeds from private placement                    -          445,000
   preferred stock
 Deferred offerings costs paid                          -         (269,687)
 Payments on capital leases                        (40,550)       (119,539)
      Net cash (used in) provided by            (3,070,296)        137,464
       financing activities

Cash (decrease) increase                        (3,829,529)         10,804

Cash at beginning of period                      5,636,433               0

Cash at end of period                           $1,806,904         $10,804

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

Liquidity and Capital Resources

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $1,806,904, restricted cash of $550,000 and other current assets totaling $4,200,107 resulting in total current assets of $6,557,011. Current liabilities were $5,445,728 which resulted in working capital of $1,111,283 and a current ratio of 1.20 to 1. The Company also had investments of $1.593 million in "other assets", consisting of U.S. treasury notes maturing in excess of one year from December 31, 1996, and therefore classified as long-term assets. These U.S. treasury notes could be sold and converted to cash at any time, and would effectively increase working capital to $2,704,118 and increase the current ratio to 1.50 to 1.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Statements of Operations:


                Consolidated Statements of Operations
                             (Unaudited)

                                                Six Months Ended
                                                  December 31,
                                               1996         1995
Revenues
     Total revenues                           100.0%       100.0%

Costs
     Cost of services provided                 48.3         47.0
     General and administrative                50.5         46.3
     Marketing expense                          2.1          1.5
     Development/acquisition costs              4.1          -
          Total costs                         105.0         94.8

(Loss) income from operations                  (5.0)         5.2

Other income (expense)
     Interest income                            3.2           -
     Interest expense                          (3.3)        (2.5)
          Total other income (expenses)         (.1)        (2.5)

(Loss) before income taxes                     (5.1)         2.7

Income tax benefit (expense)                    2.9           -

Net income                                     (2.2)%        2.7%

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

Cost of Services Provided. Cost of services provided for the six months ended December 31, 1996 was $2,629,690, an increase of $1,695,212 or 181.4% from the comparable 1995 period. As a percent of net revenues, cost of services was 48.3%, an increase of 1.2% from the 47.1% level of the same six month period one year ago. Although these expenses are largely variable, they were negatively affected by the more pronounced decline in revenue due to seasonal factors.

General and Administrative. General and administrative expenses for the six months ended December 31, 1996, were $2,750,640, an increase of $1,831,985, or 199.4%, over expenses of $918,655 in the same period in 1995. As a percent of revenues, general and administrative expenses were 50.5%, an increase of 4.2% from 46.3% for the same six month period a year ago. The increase over the prior year was accounted for by the larger revenue base, the increased costs associated with becoming a public company, indirect expenses related to the expansion activity commenced in February 1996, and some general and administrative expenses for the insurance subsidiary. Since these expenses are largely fixed, they were negatively impacted by the historical seasonal decline in revenues.

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

Other Income or Expense. Interest income for the six months ended December 31, 1996 of $174,197 was 3.2% of revenues, as compared to no interest income for the same six months in 1995. Interest income was earned from funds invested from the proceeds of the initial public offering and from the interest bearing investments held by the insurance subsidiary. Interest expense increased in the six months ended December 31, 1996 to $179,075 from $48,776 for the six months ended December 31, 1995. A significant portion of the existing debt at December 31, 1996 was incurred in connection with the acquisition of five clinics approximately mid-way through the six
month  period.   Accordingly,  interest expense increased in the current
six months and the Company anticipates interest expense to remain significant until the debt is repaid.

Net  Income.   As  a  result  of  the  factors  described  above,  in
particular, the factors contributing to increased revenues, the Company had a net loss of $278,616 before income tax in the six months ended December 31, 1996, or (5.1)% of revenues, as compared to $55,071 of net income, or 2.8% of revenues, in the six months ended December
31,  1995.   In  the six month period ended December  31,  1996,  net
loss  after a net income tax benefit of $157,000 totaled  $121,616, or  (2.2)%  of revenues, as compared to $55,071 net income, or 2.8%  of
revenues  in  the six months ended December 31, 1995.   At  June  30,
1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2010. However, the use of net operating loss carryforwards may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the six months ended December 31, 1996 due to the addition of medical practices during that period, and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement. Additionally, the Company has accrued $18,000 of franchise taxes due certain states resulting in a $157,000 net deferred tax benefit.


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


                              THE COMPANY DOCTOR
                              (Registrant)


Date: May 14, 1997                         By: /s/ Shaun P. Mahoney

                                           Shaun P. Mahoney
                                           Chief Financial Officer



Date: May 14, 1997                         By: /s/ Donald F. Angle
                                           Donald F. Angle, M.D.
                                           Chairman,  President,  Chief
                                           Executive Officer,