Form 10QSB
period 1997-03-31
COMPANY DOCTOR
filed 1997-05-16
CIK 921612

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended  March 31, 1997

                               or

__   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________to__________



                 Commission file number 1-14150
                       THE COMPANY DOCTOR
   (Name of small business issuer as specified in its charter)

           Delaware                               72-1234136
    (Stat  of Incorporation)           (I.R.S.Employer Identification No.)

              5215 North O'Connor Blvd., Suite 1800
                      Irving, Texas  75039
            (Address of principal executive offices)

                         (972) 401-8300
                   (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date.

There were 5,037,008 shares of the Issuer's common stock, at par value of $.01 per share,
               outstanding as of March  31, 1997.


Transitional Small Business Disclosure Format (check one):    Yes__   No_X



                     Consolidated Balance Sheet


                                               March 31,       June 30,
                                                1997             1996
                                              (Unaudited)
                               Assets
Current assets
 Cash and cash equivalents                     $1,253,015      $5,636,433
 Restricted cash                                  550,000         500,000
 Short-term investments                         1,146,348       1,250,357
 Accounts receivable
    Trade, less allowance for doubtful
    accounts of $219,000 at March 31, 1997
    and $105,000 at June 30, 1996               1,924,877       1,097,308
    Related parties                               149,811         113,117
    Other                                          82,774          85,348
 Prepaid expenses                                 248,552          97,767
      Total current assets                      5,355,377       8,780,330

Property and equipment                          2,960,053       1,536,898
Less accumulated depreciation and              (1,378,692)       (659,394)
  amortization                                  1,581,361         877,504

Other assets
 Intangibles, net                               9,271,031       1,688,314
Other assets                                      782,255         563,406
 Investments                                    1,804,570       1,630,453
      Total other assets                       11,857,856       3,882,173

Total assets                                   18,794,594      13,540,007

                    Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                                   $520,920      $1,271,357
 Notes payable - due to sellers                 3,139,125         987,010
 Current maturities of capital lease
  obligations                                     134,742          52,501
 Accounts payable and accrued expenses          1,202,805         338,077
 Claims payable                                   330,694         350,000
     Total current liabilities                  5,328,286       2,998,945

Long-term liabilities
 Capital lease obligations, net of
 current maturities                               208,751          79,644
 Notes payable - due to sellers                   243,590               -
 Claims payable                                 1,071,342       1,393,107
      Total liabilities                         6,851,969       4,471,696

Stockholders' equity
 Preferred stock, $.01 par value,
 5,000,000 shares authorized Series A
 convertible, no shares issued                          -               -
 Common stock, $.01 par value; 25,000,000
 shares authorized;  5,037,008 and
 4,676,494 shares issued and outstanding
 at March 31, 1997 and June 30, 1996,
 respectively                                      50,731         46,765
 Additional paid-in-capital                    13,600,768     10,255,346
 Accumulated deficit                           (1,708,514)    (1,233,800)
      Total stockholders' equity               11,942,625      9,068,311

Total liabilities and stockholders equity     $18,794,594    $13,540,007


                Consolidated Statements of Operations

                                               For the Three Months Ended
                                                       March 31,
                                                  1997         1996
                                                      (Unaudited)

Revenues                                     $2,844,723            $989,388

Cost of services provided                     1,469,040             533,340
General and administrative expenses           1,527,921             420,150
Marketing expenses                               95,380              30,094
Development and acquisition costs                84,783                   -
                                              3,177,124             983,584

Income (loss) from operations                  (332,401)              5,804

Other income (expense)
 Interest expense                              (100,803)            (23,870)
 Interest income and other                       71,106              47,422
     Total other income (expenses)              (29,697)             23,552

Net income (loss) before income taxes          (362,098)             29,356

Income tax (expense) benefit                     (9,000)             30,000

Net income (loss)                              (371,098)            $59,356

Net income (loss) per common share                 (.07)                .01

Weighted average common shares
 outstanding                                  5,020,341           4,523,178


                Consolidated Statements of Operations

                                               For the Nine Months Ended
                                                     March 31,

                                                   1997         1996
                                                      (Unaudited)

Revenues                                     $8,288,724          $2,975,561

Cost of services provided                     4,098,730           1,467,818
General and administrative expenses           4,260,561           1,338,805
Marketing expenses                              210,307              59,297
Development and acquisition costs               307,265                   -
                                              8,876,863           2,865,920

Income (loss) from operations                  (588,139)            109,641

Other income (expense)
 Interest expense                              (279,878)            (72,636)
 Interest income and other                      245,303              47,422
     Total other income (expenses)              (34,575)            (25,214)

Net (loss) income before income taxes          (622,714)             84,427

Income tax benefit                              148,000              30,000

Net income                                    $(474,714)           $114,427

Net income per common share                   $    (.09)                .03

Weighted average common shares
  outstanding                                 5,008,221           3,554,488




                Consolidated Statements of Cash Flow


                                               For the Nine Months Ended
                                                      March 31,
                                                  1997         1996
                                                      (Unaudited)
Cash flows from operating activities
 Net (loss) income                            $ (474,714)         $114,427
 Adjustments to reconcile net (loss)
  income to net cash provided by (used in)
  operating activities
   Depreciation and amortization                 524,979           107,652
   Deferred tax asset                           (175,000)          (30,000)
   Compensation for options granted to
    unrelated third party                         54,832                 -
   Change in assets and liabilities
     Accounts receivable                        (157,326)           (161,024)
     Prepaid expenses                           (144,669)            (69,714)
     Other assets                                (43,849)            (38,009)
     Checks written in excess of bank
      balance                                          -             (18,265)
     Accounts payable and accrued
      expenses                                    617,012           (359,055)
     Claims payable                              (341,071)                 -
                                                  334,908           (568,415)
      Net cash used in operating activities      (139,806)          (453,988)

Cash flows from investing activities
 Purchases of property and equipment             (479,270)           (80,765)
 Cash acquired from medical practices             337,484                  -
 Purchase of investments                         (120,108)        (7,561,539)
 Purchase of intangibles                         (782,476)           (22,047)
      Net cash (used in) provided by
       investing activities                    (1,044,370)        (7,664,351)

Cash flows from financing activities
 (Payments on) proceeds from line-of-
  credit and note payable                        (750,437)            46,537
 Proceeds from sales of equity                     12,130         10,160,000
 Payments on notes payable and due to                            -
  seller                                       (2,391,795)                 -
 Deferred offerings costs paid                          -         (1,861,825)
 Payments on capital leases                       (69,140)          (157,397)
      Net cash (used in) provided by
       financing activities                    (3,199,242)         8,187,315

Cash (decrease) increase                       (4,383,418)            68,976

Cash at beginning of period                     5,636,433                  0

Cash at end of period                           1,253,105           $ 68,976

Supplemental disclosures of interest paid:
     Interest paid on borrowings for the nine months ended March 31, 1996 and March 31, 1997 was $72,636 and $279,878, respectively.





                Consolidated Statements of Cash Flow


Continued from previous page.

Supplemental disclosure of noncash investing and financing activities:
     In the nine months ended March 31, 1997, the Company added three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:

Assets acquired
 Cash                                                $   337,484
 Accounts receivable                                     704,362
 Property and equipment                                  138,731
 Prepaid expense and other                                 6,116
                                                       1,186,693
Liabilities assumed
 Accounts payable and accrued expenses                   247,716
 Net assets acquired                                     938,977
 Fair value of common stock issued                     3,282,066
 Due to sellers - accounts and notes payable-current   4,481,944
 Due to sellers - notes payable - long- term             305,556
                                                   $   7,130,589

Additionally, the Company acquired $280,488 of property and equipment under capital leases.




Note 1 - Summary of Accounting Policies

The summary of the Company's significant accounting policies is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain   amounts  in  the  March  31,  1996  consolidated  financial statements have been reclassified to conform with the March 31,  1997 presentation.

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

These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization of the insurance subsidiary, acquisitions of additional complementary medical practices, establishment and management of new clinics, and attainment of additional financing.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $1,253,015, restricted cash of $550,000 and other current assets totaling $3,552,362 resulting in total current assets of $5,355,377. Current liabilities were $5,328,286 which resulted in working capital of $27,091 and a current ratio of 1.01 to 1. The Company also had investments of $1.8 million in "other assets", consisting of U.S. treasury notes maturing in excess of one year from March 31, 1997 and therefore classified as long term assets. Of this amount, $1.1 million is reserved for RMAC claims and $.7 million can be utilized by the Company for general corporate purposes. These U.S. treasury notes could be sold and converted to cash at any time, and would effectively increase working capital to $1,876,953 and increase the current ratio to 1.34 to 1.

During the nine months ended March 31, 1997, the Company's liquidity decreased primarily due to acquisitions of complementary medical practices undertaken by the Company's affiliate, The Physician Group and the addition of those practices to the Company's management portfolio, and due also to the acquisition and capitalization of the insurance subsidiary. The Company also made several investments in its information systems including development of its practice management system, a marketing and clinical management software suite and its accounting system. Lastly, the Company has continued to invest in equipment for its clinics including the addition of therapy service equipment in several of its clinics.

The Company anticipates that, in future periods, the Company and The Physician Group will have increasing working capital and capital expenditure needs as the Company continues its expansion. The expense of opening new facilities, which may include the leasing or purchase of capital equipment including office, computer and medical equipment, can be substantial. The Company estimates that each of the facilities it manages requires a minimum of $80,000 of medical equipment. To the extent capital equipment can be leased at a reasonable cost, the Company anticipates leasing such capital equipment in order to conserve working capital. Conversely, if the interest expense associated with the leasing of capital equipment is unacceptable to the Company, the Company may purchase such equipment from the funds allocated to the opening of new facilities. The Company may also acquire equipment in connection with the addition of practices to its management portfolio. Additionally, the Company will seek additional physicians' practices and continue to meet capitalization requirements for its insurance subsidiary.

Based on these expectations, the Company initiated discussions with institutional lenders for the purpose of securing a working capital credit facility and refinancing existing seller notes. On April 15, the Company successfully completed a transaction with HealthCare Financial Partners that included a $5.0 million accounts receivable based working capital facility and a $1.5 million term loan facility. Under the terms of the working capital credit facility, the lender will advance an amount of up to 80% of eligible receivables. Both facilities have a two-year final maturity. At closing, the Company borrowed $2.9 million allocating $2.7 million of the initial borrowing to refinance seller notes, $100,000 for transaction expenses and $100,000 for working capital purposes. The Company will require additional financing if acquisitions continue in future periods at historical rates. The Company will continue to have its discussions with various capital providers in an effort the secure growth capital for future periods.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Unaudited Consolidated Statements of Operations:

                Consolidated Statements of Operations
                             (Unaudited)

                                                Nine Months Ended
                                                    March 31,
                                                1997         1996

Revenues
     Total revenues
                                              100.0%       100.0%

Costs
     Cost of services provided                 49.5         49.3
     General and administrative                51.4         45.0
     Marketing expense                          2.5          2.0
     Development/acquisition costs              3.7            -
          Total costs                         107.1         96.3

(Loss) income from operations                  (7.1)         3.7

Other income (expense)
     Interest income                            3.0          1.6
     Interest expense                          (3.4)        (2.4)
          Total other income (expenses)         (.4)         (.1)

Income before income taxes                     (7.5)         2.8

Income tax benefit                              1.8          1.0

Net (loss) income                              (5.7)%        3.8%



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of Nine Months Ended March 31, 1997 and 1996

Revenues. Net revenues for the nine months ended March 31, 1997 increased by $5,313,163 or 178.6% to $8,288,724 from revenues of $2,975,561 achieved for the nine month period ended March 31, 1996. Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The growth in the current period is attributable to management's efforts related to five factors: 1) the addition of five medical practices; 2) the Company's ability to capture additional market share; 3) the further development of the facilities managed by the Company; 4) the start-up of a clinic in south Fort Worth, Texas in April 1996 and; 5) the marketing of additional services in several of the clinics. The Garland and Arlington, Texas facilities opened in mid-1994. These two facilities are now past the start-up stages when revenues were minimal and both facilities are now fully operational. The Company has experienced same facility revenue growth of 19.5% on its four existing facilities in the nine months ended March 31, 1997 over the same nine months one year ago. The addition of the five medical practices generated revenue of approximately $4,679,297 in the nine months ended March 31, 1997, whereas there was no revenue from these facilities in the nine months ended March 31, 1996. Revenues in the nine month periods ended March 31, 1997 and 1996 reflect some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Accordingly, revenues and net income during the Company's second fiscal quarter of each year ending December 31 and to a lesser extent the third fiscal quarter ending March 31, will tend to be somewhat lower than the remaining quarters of the fiscal year.

Cost of Services Provided. Cost of services provided for the nine months ended March 31, 1997 was $4,098,730, an increase of $2,630,912 or 179.2% from the comparable 1996 period. As a percent of net revenues, cost of services was 49.5%, an increase of .2% from the
49.3% level of the same nine month period one year ago. With the exception of physician compensation and other medical personnel costs, these expenses are largely variable. These expenses were higher as a percentage of revenue in the second and third quarters due to the more pronounced decline in revenue due to seasonal factors. In the third quarter, the Company launched a cost reduction plan which included restructuring of several physician contracts and consolidation of its vendor relationships.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative. General and administrative expenses for the nine months ended March 31, 1997, were $4,260,561, an increase of $2,921,756 or 218.2%, over expenses of $1,338,805 in the same period in 1996. As a percent of revenues, general and administrative expenses were 51.4%, an increase of 6.4% from 45% for the same nine month period a year ago. The increase over the prior year was primarily due to the increased costs associated with becoming a public company, indirect expenses related to the expansion activity commenced in February 1996, and general and administrative expenses for the insurance subsidiary. Since these expenses are largely fixed, the Company is negatively impacted by the seasonal decline in revenue in the second quarter and to a lesser extent in its third quarter. The Company's third quarter results were also negatively impacted by several non-recurring expenses. These expenses included expense related to the registration and valuation of non-qualified options granted to a vendor for services rendered, start up costs associated with a recently enacted 401(k) Plan, legal expense associated with RMAC potentially doing business in Louisiana and relocation expenses.

Marketing Expenses. Marketing expenses were $210,307 for the nine months ended March 31, 1997 compared to $59,297 for the nine months ended March 31, 1996, or 2.5% compared to 2.0% of revenues during the respective periods. The addition of medical practices was the primary factor contributing to the increase. Additionally, the Company began marketing RMAC's insurance product in the second quarter. The Company intends to expand marketing activities by selling additional services to existing customers, marketing medical services to new customers and introducing RMAC's insurance product to the its customer base.

Development and Acquisition Costs. The Company had no development and acquisition costs in the quarter ended March 31, 1996, but had $307,265 of such costs in the nine months ended March 31, 1997. These costs equaled 3.7% of revenues in the nine month period and were a result of the Company's expansion activities in two major areas: (1) pursuing and negotiating affiliations or agreements with physicians who have established occupational medicine practices or patient bases which can be served in an occupational medical setting; and (2) development costs for the insurance subsidiary. In the third quarter, the Company eliminated several staff positions in the business development and insurance division to better align its costs with near term opportunities.

Other Income or Expense. Interest income for the nine months ended March 31, 1997 of $245,303 was 3.0% of revenues, as compared to $47,422 interest income for the same nine months in 1996. Interest income was earned from funds invested from the proceeds of the initial public offering and from the interest bearing investments held by the insurance subsidiary. Interest expense increased in the nine months ended March 31, 1997 to $279,878 from $72,636 for the nine months ended March 31, 1996. A significant portion of the existing debt at March 31, 1997 is seller financing in connection with the addition of five clinics. A significant portion of the seller financing was refinanced with the proceeds from the HealthCare Financial Partners transaction completed on April 15, 1997. The Company anticipates an increase in interest expense related to this refinancing in the fourth quarter of this fiscal year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income. As a result of the factors described above, in particular, the factors contributing to increased revenue, increased general and administrative expenses and interest expense, the Company had net loss of $(622,714) before income tax in the nine months ended March 31, 1997, or (7.5)% of revenues, as compared to $84,427 of net income, or 2.8% of revenues, in the nine months ended March 31, 1996. In the nine month period ended March 31, 1997, net loss after a net income tax benefit of $148,000 totaled $(474,714), or (5.7)% of revenues, as compared to $114,427 net income, or 3.8% of revenues in the nine months ended March 31, 1996. At June 30, 1996, the Company had approximately $1.149 million of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2010. However, the use of net operating loss carryforwards may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the nine months ended March 31, 1997 due to the addition of medical practices during that period and the historical profitability of such practices, resulting in a $175,000 deferred tax benefit on the income statement. Additionally, the Company has accrued $27,000 of franchise taxes due to certain states resulting in a $148,000 net deferred tax benefit.

                      PART II OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS

               NONE

ITEM 2         CHANGES IN SECURITIES

               NONE

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4         SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS

               (a)  The annual meeting of shareholders was held March 10, 1997.

               (b) The following were elected directors with terms until their successor shall have been duly elected and qualified.

                              Votes for             Votes Witheld

Donald F. Angle M.D.          4,189,882                 102,744
Carl S. Luikart M.D.          4,189,882                 102,744
Thomas J. Edwards             4,276,700                  15,926
John P. Kennedy               4,276,700                  15,926
Dale W. Willetts              4,189,882                 102,744
W. Howard Haun                4,276,700                  15,926
Stephen W. Cavanaugh          4,276,700                  15,926

               (c) To consider and act upon a proposal to approve amendments to, and a restatement of, the Company's 1995 Omnibus Stock Option Plan to (i) permit the issuance of an additional 500,000 shares of common stock pursuant to the Plan, and
                    (ii) to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities exchange act of 1934.

                      For                              2,430,386
                      Against                             63,306
                      Abstain                             30,190
                      Not voted                        1,768,744

               (d) To ratify the appointment of Ehrhardt Keefe Steiner & Hottman PC as auditors of the Company.

                      For                              4,141,933
                      Against                             19,205
                      Abstain                            131,408

               (e) In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any and all adjournments thereof.

                      For                              4,020,356
                      Against                             29,435
                      Abstain                            228,440
                      Not voted                        14,395

ITEM 5         OTHER INFORMATION

               NONE

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K:

(a)Exhibits

27             Financial data schedule

(b) Reports on Form 8-K - None


                             SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE COMPANY DOCTOR
                              (Registrant)


Date: May 15, 1997                 By: /s/ Shaun P. Mahoney

                                             Shaun P. Mahoney
                                             Chief Financial Officer



Date: May 15, 1997            By: /s/ Donald F. Angle

                              Donald F. Angle, M.D.
                              Chairman, President, Chief Executive Officer,