Form 10KSB
period 1997-06-30
COMPANY DOCTOR
filed 1997-09-30
CIK 921612

                                  FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]   FOR THE FISCAL YEAR ENDED JUNE
         30, 1997
                                                            OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                        Commission file number:  1-14150

                               THE COMPANY DOCTOR
                 (Name of small business issuer in its charter)


                      DELAWARE                             72-1234136
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)            Identification Number)
                    SUITE 1800
           5215 NORTH O'CONNOR BOULEVARD
                   IRVING, TEXAS                              75039
      (Address of principal executive offices)             (Zip Code)

        Issuer's telephone number, including area code:  (972) 401-8300

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

        Title of each class            Name of each exchange on which registered
COMMON STOCK, NO PAR VALUE PER SHARE               BOSTON STOCK EXCHANGE
  WARRANTS TO PURCHASE COMMON STOCK

 Securities registered pursuant to section 12(g) of the Securities Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $11,034,467

The aggregate market value of the 3,413,650 shares of Common Stock held by non-affiliates was $12,587,834 as of September 23, 1997. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing sales of such shares on The Nasdaq SmallCap Market on such date.

As of September 23, 1997, 4,906,949 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---     ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        The Company Doctor manages facilities that provide occupational and industrial medical and related services exclusively to employees and prospective employees of corporate customers located in the states of Texas, Louisiana and Arkansas. The Company currently manages eleven occupational and industrial medicine facilities servicing over approximately 4,000 employers and clients including local offices of such corporations as Blockbuster Video, Excel Telecommunications, Fibrebond Corp., Interceramic Tile, Southwest Airlines, U-Haul Corporation, Levi, the U.S. Postal Service and Atlantic Richfield Co.
(ARCO). At these facilities, prospective employees of the corporate customer can be pre-screened and work-related injuries and medical conditions arising from employment can be diagnosed and treated. See "Item 1. Description of Business - Healthcare Operations and Services."

        Currently, the Company's operating revenues are derived primarily through a non-exclusive Practice Management Agreement with The Physician Group, P.A. ("The Physician Group"), a Texas professional association of physicians and other medical professionals which is paid by the employer for services either on a fee-for-service basis or on a prepaid "capitated" basis (a fixed monthly fee for each employee). The Company receives a management fee for the provision of non-medical services, including marketing, management of the practice and use of the facilities, and provision of non-medical procedures and programs. The Company also receives a portion of its operating revenues from management of two facilities outside The Physician Group. See "Item 1. Description of Business - Physician Services, Recruitment and Duties" and - "Affiliations, Joint Ventures and Acquisitions."

        At its nine Texas facilities, the Company utilizes The Physician Group to render the actual medical services provided to employees and prospective employees of its clients. Because most states have enacted laws limiting the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, the Company is dependent on The
Physician Group or other professional associations of licensed professionals to render medical services at the Company's facilities. The Company anticipates it will continue to contract with The Physician Group to provide medical services at facilities which the Company acquires or opens in Texas in the future.

        The Company believes its management techniques and cost containment strategies have in many cases resulted in reductions in loss ratios by workers' compensation insurers and, thereafter, in reduced insurance premiums charged to the Company's clients. To benefit indirectly from the advantages of its own cost containment programs, the Company implemented an arrangement with Employers General Insurance Group ("EGIG"), a subsidiary of Old Republic General Insurance Group, Inc., a company listed on the New York Stock Exchange with an A+ rating from A.M. Best Company, to develop and offer an insurance and occupational medicine product known as "Comp2000" which is a fully-guaranteed fixed cost workers' compensation insurance policy that includes The Physician Group's capitated preventive healthcare services. See "Item 1. Description of Business
- Healthcare Operations and Services and - Insurance and Insurance Related Operations."

        In order to benefit even more directly from the use of its cost containment strategies utilized in its practice management activities, the Company acquired a Texas domiciled, multi-line insurance company, now known as Risk Management Assurance Corporation ("RMAC"), effective June 30, 1996. Through RMAC, the Company may enter the workers' compensation insurance market by reinsurance of insurance policies issued by other workers' compensation insurers, including EGIG. See "Item 1. Description of Business - Insurance and Insurance Related Operations".

INDUSTRY OVERVIEW

        Occupational and industrial healthcare consists of (i) workers' compensation injury care and related services, and (ii) non-injury healthcare services related to employer needs or statutory requirements.

        Workers' Compensation. Workers' compensation laws require certain employers to compensate employees for medical expenses, lost wages and other costs resulting from work-related accidents, injuries and illnesses. As each state is responsible for enactment, implementation and regulation of these laws, workers' compensation laws and regulations on benefits and arrangements vary on a state-by-state basis and are often highly complex. Typically however, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive compensation benefits. Employers are required to provide first-dollar coverage with no insurance co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. In exchange for providing this coverage for employees, employers are not subject to litigation by employees for compensation or benefits in excess of those provided by applicable state statute. In most states, the employer is required to secure the payment of compensation benefits through the purchase of commercial insurance from private insurance companies, participation in state-operated insurance funds or employer self-insurance. In the few states, including Texas, in which employers are not required to purchase such insurance, uninsured employers are exposed to significant potential liability as the result of an employee's work-related injury or death.

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

        The Company believes that the cost of work-related injuries is likely to continue to rise primarily because of (i) broader definitions of injuries and illnesses covered by workers' compensation laws, (ii) an aging work force,
(iii) the continued requirement that employers pay all of an employee's cost of medical treatment, without any employee co- payment or deductible, and a significant portion of lost wages and non-medical costs, and (iv) the relatively low utilization to date of comprehensive cost containment programs in the workers' compensation system. The Company believes its management techniques and cost containment strategies can benefit all employers, but in particular, employers in industries that have relatively high workers' compensation costs and employers with higher than average claims experience.

HEALTHCARE OPERATIONS AND SERVICES

        Seven of the eleven occupational healthcare facilities currently managed by the Company are located in the Dallas/Fort Worth, Texas metropolitan area. The remaining four facilities are located in Baytown, Texas (a suburb of Houston); El Paso, Texas; Shreveport, Louisiana; and Little Rock, Arkansas.
The facilities managed by the Company range in size from approximately 3,000 square feet to 10,000 square feet and have capacity to handle from approximately 40 to 200 patients per day. Each facility is equipped with examination rooms, an emergency suite, an intake room, an x-ray room, a small laboratory and areas for reception, drug testing, collection, rehabilitation and administration. The facilities are generally open nine to eleven hours per day.

        Licensed physicians in the Company's facilities are generally trained and experienced in occupational and industrial medicine or have emergency or general medicine backgrounds. Each facility utilizes a staff of between five and 25 full-time persons (or their part-time equivalents), including nurses, therapists and administrative support personnel. Each of the Company's facilities is staffed with one or more licensed physicians.

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

        Fee-for-Services Plan. The following chart lists the services offered on a "fee-for-services" basis whereby employers pay The Physician Group for each medical service rendered and pay the Company for all non-medical services rendered as the service is provided.

Services Provided                                 Application
-----------------                                 -----------
Prevention  . . . . . . . . . .    Cholesterol testing and management; RiskScan computerized health risk analysis;
                                   Personalized health risk analysis; Health seminars; Stress management; Flu immunizations; Smoking cessation.

Medical Examinations  . . . . .    Examinations in compliance with both Occupational Safety and Health Administration and Department of Transportation standards; Computerized back examinations;
                                   Pre-employment examinations; Comprehensive executive/annual examinations; Asbestos and other medical surveillance examinations.

Treatment . . . . . . . . . . .    Physical examinations by occupational medicine specialists; Work-related injury treatment; Physical therapy services; X-rays; Laboratory facilities; Pharmacy.

Medical Screening
   and Testing  . . . . . . . .    Pulmonary function; HIV antibody screening; Treadmill stress test; Tuberculosis test;
                                   Hepatitis B screening; Audiometric screening; Heavy metals screening; Blood chemistry profile (SMA-24); Chest X-rays; Vision screening; Proctoscopic examinations.

Management Services . . . . . .    Cost/benefit management reports; Physician consultation; Safety, health and accident prevention services; Case control - loss management services via computerized injury tracking; Regulatory compliance information; Risk management information; Medical billing audits; Accident work status reports; Occupational medicine supplies;
                                   Physician summary reports to employers and employees.

Drug Testing  . . . . . . . . .    Consultation and program development; Medical review officer services; Collection facility in compliance with National Institute of Drug Abuse standards; Screening examinations.

         The Preferred Employee Plan. A majority of services are offered pursuant to a "Preferred Employee Plan" or "PEP," a "capitated" plan which allows employers to limit the costs they would otherwise pay for certain services, a managed care approach to occupational medicine. In return for a prepaid monthly fee for each person employed by an employer client, ranging from approximately $8.50 to $21 per person, the Company and The Physician Group provide an agreed upon package of services. One portion of the capitated fee is for medical services provided by The Physician Group and the other portion is for non-medical services provided by the Company. Clients pay the same fee for every employee, regardless of how many services are provided to any particular employee in a given month. All existing PEP agreements are terminable by the employer client, the Company or The Physician Group on 30 days' prior written notice.

         The PEP is a variation on the use of in-house, captive medical departments to control medical costs. Advantages of the PEP over the use of an in-house medical department are that (i) small companies and major corporations have the same opportunities for cost containment, (ii) the more sophisticated, in-depth physical examination provided under the PEP to screen individuals for health problems and physical fitness aid earlier discovery of health concerns; and (iii) extensive examinations can provide a more accurate picture of the potential productivity of an individual employee and can identify certain significant risks of future on-the-job injuries and other serious health conditions, thereby assisting in cost containment. These services are specifically aimed at lowering the cost of employee benefits, improving employee productivity, decreasing absenteeism and enhancing employer/employee relations through use of wellness and prevention programs.

         Services provided under the PEP by the Company and/or The Physician Group include:


Services Provided                                Application
-----------------                                -----------
Comprehensive pre-placement
  physical examinations .    RiskScan computerized health risk analysis with confidential individual analysis for each prospective employee and detailed management reports on overall results; Medical and occupational history for each prospective employee; Physician's examination; Audiometric evaluation; Vision screening; Pulmonary function testing; Submaximal stress electro-
                             cardiogram; Computerized back testing utilizing Isotechnology B-200; Chest X-ray; Complete blood count; Blood chemistry profile including 24 tests for the assessment of internal organ function and coronary risk; Urinalysis.
Comprehensive annual
  physical examinations .    Given in the birth month of the employee, these are identical to the pre-placement physical examinations.
Treatment of work related
  injuries  . . . . . . .    Necessary X-rays; Installation and removal of sutures and other physician diagnostic and treatment services; Tetanus and other prophylactic vaccinations as required; Medications
                             (for pain, infection, etc.); Physical therapy as necessary.
Management analysis
  and reports . . . . . .    A cost-benefit analysis of the program; Projections of utilization of group health benefits; Outpatient costs and associated costs of absenteeism and low productivity;
                             Mortality projections; Site analysis and recommendations for employee health; Public liability and customer injury evaluation; Acute injury management and evaluation;
                             Management and review of occupational injuries; Management and statistical data for occupational cases; Development of a health profile for the client company; Group summary of health risks with comparisons of the client to national statistics.

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

PHYSICIAN SERVICES, RECRUITMENT AND DUTIES

        The Company's operating strategy relies heavily upon The Physician Group obtaining and retaining skilled physicians that have medical management experience. Dr. Angle, the President of both The Physician Group and the Company, has over 16 years experience recruiting and retaining physicians to staff hospital emergency departments and has operated and overseen one of the Company's facilities since 1987. The Physician Group is responsible for the recruiting of qualified and experienced physicians who understand and will implement the Company's cost containment strategy, all of whom perform services for the Company through The Physician Group, but none of whom are employees of the Company.

         Pursuant to a Practice Management Agreement, as amended, between the Company and The Physician Group, professional medical services are provided by physicians and licensed professionals employed by The Physician Group at the facilities managed by the Company. The Practice Management Agreement specifically separates medical services performed by The Physician Group from non-medical and management services of the Company and employees or independent contractors of The Physician Group from employees of the Company in order to comply with the Texas Medical Practice Act. The Physician Group at all times exercises full control over the medical services rendered at the facilities and the Company performs non-medical functions including marketing, management and administration. The Physician Group does not delegate to the Company any of the powers, duties and responsibilities vested in The Physician Group by law as a professional association.

        Under the Practice Management Agreement, the Company is required to pay The Physician Group a fee for its services based on certain costs of The Physician Group. These costs include any salaries, bonuses and benefits of the physicians and other expenses excluded as clinic expenses as defined by the Practice Management Agreement. The minimum fee is $210,000 per region on an annual basis. The Practice Management Agreement does not establish a maximum fee payable to The Physician Group. For the year ended June 30, 1996, the Physician Group generated approximately $2,866,000 of revenues and paid the Company fees of approximately $1,150,000 for the existing two regions and for the year ended June 30, 1997 (the "1997 fiscal year"), the Physician Group generated revenues of approximately $9,005,000 and paid the Company fees of approximately $3,602,000 for six regions. Based upon calculations from historical data and costs associated with administration and management of The Physician Group, certain excess adjusted gross revenue is paid to the Company as compensation for services provided under the Practice Management Agreement, which includes management fees and ancillary revenues from non-medical services. Based on the Company's own review of The Physician Group's financial statements and review of all compensation paid by The Physician Group to physicians affiliated with The Physician Group, the Company believes the arrangements with The Physician Group are fair and reasonable. Although no independent third party was retained by the Company to render an opinion as to the fairness and reasonableness of the terms of the arrangements between the Company and The Physician Group, such terms were approved by the disinterested directors of the Company. The Company anticipates that most, if not all, of its facilities will be provided medical services by The Physician Group.

         The Practice Management Agreement may terminate under certain circumstances including by written agreement of the parties; by written notice given by either party at least 90 days prior to the expiration of the initial 20 year term or any subsequent five year renewal term; upon a change in majority ownership of The Physician Group or upon the death or disability of The Physician Group's majority shareholder; at the option of one party if the other party becomes insolvent or fails to perform under the Practice Management Agreement (and fails to cure the same within a specified period after notice); by the Company if The Physician Group ceases to legally qualify to provide medical services under the Practice Management Agreement; or by The Physician Group if the Company fails to remit any funds to which The Physician Group is entitled.

         The Company recognizes that its success depends on physicians' delivery of quality medical services that meet or exceed the quality of care expectations of employees and the expectations of value of the employer. The Physician Group has implemented procedures designed to provide cost effective services to employees of its clients and keep employer clients informed regarding their employee's progress. The Physician Group is cognizant however, that once an employee enters the workers' compensation system, the relationship between the healthcare provider and the employee assumes paramount importance, with employers entitled to only limited information and with providers then being subject to confidentiality restrictions with respect to privileged patient/physician information. The Physician Group has implemented a policy that the attending physician at his or her convenience will telephone the employer the same day as the employee visit with the results of any examinations and treatment and provide a report on the employee's physical status. A written report regarding the visit is sent to the employer no later than the next business day following the visit. The Physician Group requires that its contracted physicians be available to speak to both the employer and employee upon reasonable request.

INSURANCE AND INSURANCE RELATED OPERATIONS

         The Company entered the workers' compensation insurance market to enhance the Company's overall profitability by integrating healthcare management and insurance services. The Company believes that market changes underway in the occupational healthcare industry encourage workers' compensation insurers to affiliate with healthcare providers and managers, such as the Company, in an effort to contain costs and to fully align incentives among healthcare providers, insurance firms, employers and employees.

        EGIG. The Company previously implemented an arrangement with EGIG, a subsidiary of Old Republic General Insurance Group, Inc., a company listed on the New York Stock Exchange with an A+ rating from A.M. Best Company, to develop and offer a fully-guaranteed cost product, known as Comp2000, that includes The Physician Group's capitated preventive healthcare services and insurance underwritten by Old Republic General Insurance Group. EGIG test marketed the Comp2000 product on a trial basis to prospective clients during the latter part of the 1996 fiscal year, but no sales were made as a result of the test marketing. Under the Company's arrangement with EGIG with respect to the Comp2000 product, as originally conceived and test marketed, The Physician Group would have provided medical services and the Company would have provided other non-medical services (e.g., ergonomic work site evaluations) while EGIG would have provided risk management, claims administration and other administrative services. Each party would have maintained independent control of all financial books and records, and neither party would have shared in the revenues attributable to those services provided by the other. Accordingly, the Company would not have participated in the revenue stream generated by premiums charged for workers' compensation insurance.

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

        Since its acquisition, RMAC has focused on establishing relationships with established issuing carriers of workers' compensation insurance and independent agents, including EGIG, to design insurance products which are unique and respond to opportunities in the highly competitive insurance marketplace. By relying on companies, including EGIG, experienced in the workers' compensation insurance market, RMAC may not be required to independently estimate reserve requirements and, in this respect, will be in effect relying upon the past claims experience of the issuing carrier. Guaranteed cost workers' compensation insurance policies may be either (i) policies whereby the employer purchases an insurance policy written by the insurer and pays a premium based on the employer's aggregate payroll, and the insurers (including RMAC, to the extent of its reinsurance) assume responsibility for all indemnity and medical costs associated with injuries and manage the employer's entire workers' compensation program, including all expenses related to workplace injuries, or (ii) policies with a higher deductible, under which the employer is responsible for all medical and indemnity expenses up to a specific dollar amount, while the insurers are responsible for medical and indemnity expenses over this level. RMAC intends to become a participant in the workers' compensation risk by reinsuring a layer of losses corresponding to the medical and indemnity costs of a primary care level of losses. The policy issuing company will retain losses above the reinsurance assumption by RMAC.

        Rigorous price competition for workers' compensation insurance products has delayed RMAC's entry into the insurance market to date. Management has taken a conservative underwriting approach to a market in which inadequate pricing on some classes of business is predicted. RMAC is continuing to develop a superior program which will be available when opportunities for its introduction to the market appear.

AFFILIATIONS, JOINT VENTURES AND ACQUISITIONS

         In addition to establishing new facilities, the Company is expanding geographically in areas contiguous to existing markets in order to increase its market penetration and market share within areas in which a patient base is currently served through affiliations, joint ventures and acquisitions. To the extent permitted by applicable law, the Company pursues affiliations, joint ventures and acquisitions with physicians, hospitals and other providers which have established occupational medicine practices or with patient bases which can be served in an occupational medical setting. In a typical transaction, The Physician Group acquires the medical practice of a physician or group of physicians (the "Physicians") and the Company acquires the physical assets of the practice, including equipment and the facility, as well as the right to manage the practice pursuant to the Practice Management Agreement. See "Item
1.  Description of Business - Physician Services, Recruitment and Duties."

         During the year ended June 30, 1996 (the "1996 fiscal year"), the Company and The Physician Group acquired the assets, or all outstanding capital stock, of occupational medicine practices in Lancaster, Texas, a suburb of Dallas, and Baytown, Texas, a suburb of Houston. In the 1997 fiscal year, the Company and The Physician Group acquired all of the outstanding capital stock of an occupational and family medicine practice in El Paso, Texas and of an occupational medicine and family medicine practice in Carrollton, Texas (a suburb of Dallas) and also acquired the assets of a practice in Fort Worth, Texas. The Company and The Physician Group financed these transactions through the issuance of the Company's Common Stock, options to purchase Common Stock, payment of cash and/or delivery of secured promissory notes. Simultaneously with each transaction, the Company and The Physician Group entered into an addendum to the Practice Management Agreement to provide that the Company has the sole right to manage the newly acquired practices for a minimum of ten years in accordance with the terms and conditions of the existing Practice Management Agreement. Each of the Physicians who previously owned the acquired practices entered into a standard physician employment agreement with The Physician Group to perform as a Staff Physician for standard compensation rates and into the standard Regional Medical Director employment agreement to serve as Regional Medical Director of the newly acquired practice. The Company has implemented its cost containment and other methods of operation at all of its facilities, including these newly acquired facilities.

         In June 1995, the Company and St. Vincent Infirmary Medical Center ("St. Vincent") established a facility to provide occupational medical services in the Little Rock, Arkansas metropolitan area. Under the agreement with St. Vincent, the Company owns 50% of the ownership interest of a limited liability company known as HealthFirst Center, L.L.C. ("HealthFirst") and receives a monthly minimum management fee based upon a minimum number of hours for management of the operations of HealthFirst's facility, together with a specified percentage of gross and net revenues, which relate to the provision of non-physician services and having no relation to any referral of employers. St. Vincent owns the remaining 50% interest and is responsible for all costs of operation of HealthFirst. After repayment of the initial capitalization of $500,000 which is being provided by St. Vincent, the Company and St. Vincent will receive equal distributions of any profits generated by the joint venture. The Company has no obligation to repay any portion of the $500,000 invested by St. Vincent if the joint venture is unsuccessful. At June 30, 1997, the Company had outstanding a loan in the amount of $30,000 from St. Vincent to purchase medical equipment and establish operations of the Little Rock facility prior to the formation of HealthFirst and had receivables owed from HealthFirst of $96,000 for management fees, $30,000 for the equipment provided and $49,000 for advances to assist in funding operations.

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

         The Company's officers and sales and marketing personnel are principally responsible for marketing. Sales and marketing personnel are compensated through salaries plus commission based upon revenues generated by corporate clients. The Company's marketing is currently done on a direct basis to employers and such efforts are frequently directed toward time periods during which employers make decisions concerning renewal of existing relationships with managed care providers, health maintenance organizations or other competitors.

        Marketing efforts are continued after a client has retained the services of the Company and the Physician Group. The Physician Group requires its physicians to engage in follow-up contacts with an employer on the same day of an employee's visit and requires physicians to provide routine reports to employers concerning an employee's medical status and availability for work.
The Company also monitors employee satisfaction concerning the services provided through follow-up audits and questionnaires.

        The Company's arrangement with EGIG for the Comp2000 product is representative of the proposed future marketing strategy for RMAC. In the State of Texas, EGIG markets its insurance products through in-house insurance representatives and independent insurance agencies. RMAC intends, at the time operations commence to utilize the companion sales concept, with representatives of EGIG selling the insurance product. RMAC anticipates that other joint marketing arrangements will be established with the issuing carriers in order to expand the Company's existing customer base and thereby increase the number of employees utilizing the Company's services.

COMPETITION

         The occupational and industrial healthcare market is highly competitive, with a large number of competitors. The Company competes with numerous firms, including occupational healthcare firms and networks, national and regional managed care providers, HMOs and in-house corporate medical departments. The Company also competes with numerous smaller firms, networks, hospitals and providers which offer services on a local level. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to regional and national providers. The Company currently recognizes OccuSystems,Inc., CRA Managed Care, Inc., Atlantic Health Group, U.S. Healthworks and Meridian, among others, as competitors in its existing markets.

        With respect to recruiting physicians, nurses and therapists experienced in occupational and industrial healthcare, The Physician Group and the Company, as applicable, compete with the same entities listed above. The Physician Group has from time to time experienced difficulty in recruiting physicians with experience in occupational and industrial healthcare. The loss of existing physicians, nurses or therapists, or the inability to attract similarly qualified individuals, could adversely impact the Company's business.

        Once active, RMAC will compete with a wide variety of entities, including large insurance companies, managed healthcare companies, state-sponsored insurance pools and risk management consultants, and companies in the occupational healthcare market who may enter the workers' compensation insurance business. Changes in workers' compensation regulations, or increases in permissible premium rates, may encourage entry of competitors into markets in which RMAC will be active, which in turn may have a material adverse effect on RMAC's operations.

REGULATION

        General. The Company's business is conducted within a highly regulated environment, in both the insurance and healthcare areas. The Company's activities are regulated primarily at the state level, so the Company must comply with differing regulatory requirements in each state in which it does business. The Company believes that its operations are in material compliance with all applicable regulatory requirements. However, there is no assurance that any regulatory determinations or court decisions will not adversely impact the operations of the Company, RMAC or The Physician Group or require the Company to restructure its operations. Moreover, violations of federal or state statutes could result in the imposition of substantial civil and/or criminal penalties on the Company or its officers. Laws and regulations change frequently and any change could negatively or positively affect demand for the Company's services, could reduce revenues or may decrease the Company's ability to compete effectively.

         Workers' Compensation Regulation. Workers' compensation laws establish an employee's right to compensation and benefits related to work-caused injuries or disease and impose a wide range of obligations upon employers. Under these laws, employers are required to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related disease and injuries. These laws also prohibit employers from imposing co-payments or deductibles on employees and, in some states, restrict the employers' rights to exclusively select healthcare providers. Workers' compensation laws typically establish the methods and procedures which providers may employ in treatment programs and the maximum fees charged by providers. Management estimates approximately 38% of the Company's revenues in the 1997 fiscal year were subject to state-mandated fee schedules prescribing maximum reimbursable amounts for designated medical procedures provided by The Physician Group.

         In several states, the number of workers' compensation claims and the cost per claim have recently decreased, which has caused premium rate reductions for workers' compensation insurance. The Company believes that these decreases are due principally to not only legislative reform, but to better management and control of claim costs by insurance companies and other payors, and improved risk management by employers. If declines in workers' compensation costs occur in states in which the Company conducts business and persists over the long-term, such declines may have an adverse impact on results of operations for the Company and RMAC, to the extent RMAC is actively engaged in operations.

         Corporate Practice of Medicine and Other Laws. Most states have enacted laws limiting the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also regulate the relationship between business entities such as the Company and licensed professionals and professional associations or corporations, such as The Physician Group, particularly with respect to fee-splitting between a licensed individual and a non-licensed individual or entity. These laws differ widely from state to state as do interpretations by courts and regulatory agencies. Under the Texas Medical Practice Act, only physicians licensed by the Texas State Board of Medical Examiners may practice medicine in Texas. Texas law prohibits a person from aiding or abetting, directly or indirectly, the practice of medicine by any person, partnership, association, or corporation not duly licensed to practice medicine. Accordingly, the Texas courts have held that a corporation comprised of non-licensed individuals which employs (or the practical equivalence of employment such as a contractual relationship) licensed physicians to treat patients and which receives a fee is unlawfully engaging in the practice of medicine. For this reason, the Company and Physician Group entered into the Practice Management Agreement, under which the Company only provides non-medical services. The Company has no right to any portion of The Physician Group's profits derived from medical practice, no right to trade and commercialize on any physician's license, and no right to select medical staff in The Physician Group. The Company cannot arrange for the procurement of capitated physician services and cannot treat or diagnose any medical condition.

         Anti-Referral and Fraud and Abuse Laws. Both federal and state laws have been enacted covering the payment of remuneration to induce or in return for (i) referral of Medicare or state health program patients, (ii) patient care opportunities, or (iii) the purchase, lease or order of items or services covered by Medicare or state health programs. The State of Texas has enacted such a statute which applies to all payors, not just federal or state payors, and which, to the Company's knowledge, has not yet been interpreted by any case law. Since The Physician Group receives no state or federal funds, it is not subject to the federal laws; however, Texas state law nevertheless applies. Although certain of the services provided by The Physician Group affiliated with the Company may be subject to the Texas statute, the Company believes its arrangements with The Physician Group in Texas and the employment agreement with Dr. Angle will comply with the "personal services and management contract" and/or employment agreement safe harbors promulgated under applicable federal law. More specifically, the Practice Management Agreement is in writing, signed by the parties, and specifies the services to be provided by the Company. In addition, the term of the Practice Management Agreement is for at least one year and the aggregate compensation paid to the Company over the term of the Practice Management Agreement is set in advance, is consistent with fair market value in arm's-length transactions (as determined in the judgment of the disinterested directors of the Company voting on the terms of the Practice Management Agreement) and is not determined in a manner that takes into account the volume or value of any referrals or business otherwise generated between the parties for which payment may be made in whole or in part under Medicare or a state health care program or any other circumstances. The Company did not secure an independent determination of the fairness and reasonableness of the terms of the Practice Management Agreement. Finally, the services performed under the Practice Management Agreement do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law. Dr. Angle's employment contract is a legitimate bona fide employment relationship wherein he provides services for a salary. In January 1995, certain anti-referral provisions became effective which prohibit physicians with an ownership or financial interest (as defined) in an entity from engaging in certain business with that entity or referring a patient to that entity for the provision of certain designated medical services. Several states are considering similar legislation. The State of Texas has adopted an anti-referral law which provides that, if the Company refers a patient to an entity in which the physicians affiliated with The Physician Group have an interest, the Company could be subject to penalties associated with a Class A misdemeanor which may include a fine of up to $4,000 and/or imprisonment of up to one year for each violation. The Company does not make referrals that management considers would be subject to this prohibition.

        HMO Regulation. A number of states have varying definitions of HMOs and similar entities and different licensure requirements with respect to them. The Company believes that its current operations in Texas and Arkansas do not constitute it as an HMO under applicable state insurance laws or regulations. It will be necessary for the Company to comply with the laws and regulations of each state in which it has a facility with respect to HMOs. In the event that a state in which the Company has established operations should change its laws and regulations or interpret such laws and regulations so as to constitute the Company as an HMO, or should a state in which it has such operations assert that the Company is an HMO under existing laws and regulations, the Company may be unable to continue operations in that state unless and until it complies with applicable laws and regulations, the cost of which could be prohibitive.

         A number of the Company's customers now utilize the Preferred Employee Plan ("PEP"), a capitated plan under which a variety of services are provided through The Physician Group. At the time the Company entered into contracts with its existing customers who utilize the PEP, the Company believed that because it was substantially controlled by Dr. Angle and two former directors of the Company who are also physicians, the PEP could be provided through the Company. The Company's healthcare counsel has recommended that the Company amend its contracts with its PEP customers to clarify that all medical services will be provided by The Physician Group and that The Physician Group enter into and market capitated plans in the future. The Company has not yet obtained signed amendments from its PEP customers. Failure to obtain any amendment could result in a finding that the Company was offering or arranging for a capitated plan, which in turn could cause the Company to be classified as an HMO under Texas law. The Company intends to obtain the necessary addendums to its PEP contracts and expects it will be successful in so doing. Nonetheless, should the Company be classified as an HMO under Texas law, it could be subject to fines, administrative regulation, additional licensing requirements and substantial additional costs of operation.

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

         Insurance Industry Laws. RMAC must comply with state insurance laws and regulations in each state in which it becomes licensed. Currently, it is subject to the Texas insurance laws and regulations, which are administered by the Texas Department of Insurance and the Texas Workers' Compensation Commission. All state regulatory agencies have broad administrative power with respect to insurance operations, including the establishment of premium rates, benefit levels, preparation of policy forms, dividend payments, capital adequacy and the amount and type of investments. In Texas, the State Board of Insurance ("Board") must approve all rates charged by RMAC and regulates RMAC's insurance plans and policy forms. As a reinsurer, however, many of the Board's regulations do not apply to RMAC. Further, Texas law requires a workers' compensation insurer to maintain minimum capital reserves and to provide year end reports of the calculation of the minimum capital reserves for review by the Board. Under Texas law, the maximum amount of dividends that can be paid by RMAC to the Company without authorization by the Commissioner of Insurance of Texas in any year is equal to the greater of (i) 10% of RMAC's statutory surplus as of the 31st day of December next preceding or (ii) the statutory net income from operations of RMAC for the 12-month period ending the 31st day of December next preceding, but shall not include pro-rata distributions of any class of RMAC's own securities.

EMPLOYEES

        The Company had 103 full-time and 20 part-time employees as of June 30, 1997, all of whom provided non-physician services. Of the Company's employees, approximately 53 are administrative staff, 54 are paramedical staff, four are sales and marketing personnel and 12 are corporate personnel. Additionally, as of June 30, 1997, the Company was contracting through The Physician Group for the services of 12 full-time and 32 part-time physicians. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act. Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) expected initiation of operations of RMAC and its ability to enter into quota sharing arrangements with issuing carriers,
(iii) continued expansion of the Company's operations through joint ventures and acquisitions, (iv) success of existing and new marketing initiatives undertaken by the Company, (v) retention of physicians through The Physician Group and success in generating revenue increases through the retention of such physicians and an increase in their practices, (vi) success of the Company, in cooperation with The Physician Group, in concluding acquisitions at prices which permit the Company to achieve reasonable rates of return on such acquisitions, (vii) success in expanding service to regional and national customers which can be serviced through existing facilities or additional facilities, and (viii) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently manages a facility in Little Rock, Arkansas, which is owned by HealthFirst, a joint venture with St. Vincent. The space for the facility is provided by St. Vincent and the Company currently has no lease obligation. The following tabulates certain information with respect to the other facilities currently leased by the Company.

                                                          Current
                                             Square       Monthly                                    Lease
         Location                            Footage       Rental              Lessor               Expiration
----------------------------                 -------     ---------         --------------           ----------
Executive Offices                             3,172     $  4,433     Dominion Oil & Gas               02/28/99
  5215 North O'Connor, Ste. 1800                                     Corporation (1)
  Irving, Texas 75039

Accounting Offices                            2,890     $  2,047     Westwood Crown Partners,         10/31/99
  1850 Crown Drive, Suite #1114                                      Ltd.
  Farmers Branch, Texas  75234

  9500 Forest Lane, Ste. 110                  5,701     $  6,012     Dallas Forest Park               12/31/00
  Dallas (Garland), Texas 75243                                      Corporation

  8585 Stemmons Freeway                       8,163     $ 10,221     Twin Towers Investment           01/31/02

  Dallas, Texas 75247                                                Partnership

  1200 East Copeland, Ste. 100                7,352     $  7,757     AGF Stadium Place, Ltd.          7/30/00
  Arlington, Texas 76011

  2205 E. 70th Street, Suite 200              4,844     $  4,440     Dr. Nabil A. Mouffarej and       6/30/98
  Shreveport, Louisiana                                              and Hanan T. Mouffarej

  4308 Garth Road                             4,943     $  4,943     San Jacinto Methodist            12/31/99
  Baytown (Houston), Texas 77521                                     Hospital (1)

  2700 W. Pleasant Run Road                   2,976     $  3,472     Columbia HCA Hospital            8/31/00
  Lancaster (Dallas), Texas 75146

  1865 Lee Trevino(2)                         4,100     $  5,788     Francisco J. Guerra, M.D./       8/20/06
  El Paso, Texas 79936                                               Henry H. Calderoni. M.D.

  4775 S. Felix Street                        4,385     $  4,020     HCT Management &                 3/31/01
  Fort Worth, Texas 76115                                            Ventures Company

  2100 N. Main Street, Suite 300              6,800     $  5,000     Rudd Properties                  3/14/03
  Fort Worth, Texas 76106

  3604 Beltline Road                         10,000     $  8,743     Quad Corners Investments,        9/30/06
  Dallas, Texas 75234                                                Ltd., a Texas Limited
                                                                     Partnership

_________________________
(1) Subleased from the named party.
(2) The physicians from whom this practice was acquired are contractually obligated to enlarge these facilities at their own expense and the Company has committed to lease the additional facilities at an initial rate calculated to provide an internal rate of return on investment of 15% to the Physicians, but not less than $16.00 per square foot. The Company will have final approval of the design and scope of the improvements, the contractor retained and the cost of the improvements.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock and Warrants have been quoted on The Nasdaq SmallCap Market under the trading symbols CDOC and on the Boston Stock Exchange under the symbol CDR since the Company's initial public offering in February 1996. The following table sets forth the range of high and low closing prices of the Company's Common Stock and Warrants, as reported by The Nasdaq Stock Market, from February 7, 1996 through March 31, 1997. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                                      COMMON STOCK                WARRANTS
                                                                     ------------------       ----------------
        1996 FISCAL YEAR:                                             HIGH         LOW         HIGH       LOW
                                                                     ------       -----       ------    ------
         Third Quarter (commencing February 7, 1996)  . . . . . .    $ 10.25      $ 8.50      $ 3.50     $2.25
         Fourth Quarter   . . . . . . . . . . . . . . . . . . . .      10.87        9.37        4.25      3.00

        1997 FISCAL YEAR:
        First Quarter   . . . . . . . . . . . . . . . . . . . . .    $ 10.00      $ 8.87      $ 4.00    $ 3.12
        Second Quarter  . . . . . . . . . . . . . . . . . . . . .       8.87        5.87        3.12      1.50
        Third Quarter   . . . . . . . . . . . . . . . . . . . . .       6.50        5.50        1.62      1.00
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .       6.00        3.50        1.00       .50

         The last reported sale price of the Common Stock on September 23, 1997 was $3.69 per share. The last reported sale price of the Warrants on September 23, 1997 was $.44 per Warrant. The number of record holders of the Company's Common Stock was approximately 93 on September 23, 1997.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock and the Warrants. Factors that may have caused or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock and the Warrants.

        During the 1997 fiscal year, the Company filed two registration statements under the Securities Act. One registration statement, effective April 10, 1997, covered 502,227 shares of Common Stock. The other registration statement, effective August 12, 1997, covered 400,000 redeemable Warrants to purchase Common Stock (the "Warrants") and the 400,000 shares of Common Stock (the "Warrant Shares") issuable upon exercise of the Warrants. One of the registration statements was primarily for the benefit of the Physicians who acquired an aggregate of 498,417 shares of Common Stock in connection with the sale of their medical practices to The Physician Group and the addition of such practices to the management portfolio of the Company. To reduce the volatility that the sale of a significant number of shares in a relatively short time period could have on the market, each Physician agreed to restrict the number of shares he would sell in any given month until February 28, 1998, at which time the restriction will terminate. As a result of such restrictions, sales by the Physicians during any month from April 10, 1997 to February 28, 1998 should not exceed approximately 41,000 shares. The Warrants were issued to HealthCare Financial Partners-Funding II, L.P. ("HCFP") in April 1997 in connection with certain credit facilities made available by an affiliate of HCFP to the Company and were issued on terms and conditions which are identical to the redeemable Common Stock purchase warrants which were issued in the Company's initial public offering in February 1996. There are no restrictions on the sale of the HCFP Warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OVERVIEW

        The Company derives its revenues primarily from the management of eleven physician practices engaged in the diagnosis and treatment of work-related injuries and illnesses and from non-injury related services such as employment- related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. During the 1997 fiscal year, the Company derived approximately 41% of its revenues from management of eleven practices which were providing services for work-related injuries and illnesses. The remaining 59% of the Company's revenues were derived from management of practices which were providing non-injury related medical services. The Company's consolidated results of operations reflect the revenues generated by The Physician Group and the costs associated with the delivery of the Company's management services, including physician fees, benefits and malpractice insurance premiums, and the expenses of RMAC. See "Item 7. Financial Statements, Note 8."

        The Physician Group currently acts as the primary caregiver providing quality healthcare in an efficient and cost-effective manner and the Company serves as the gatekeeper for the majority of claims experienced by its employer clients. At such time as RMAC enters the workers' compensation insurance market by participation as a reinsurer of insurance policies issued by other workers' compensation insurers, the Company's concept of unity of the health care delivery system will be complete. This concept is based upon the Physician Group providing medical services, the Company providing management of the practices and facilities, while RMAC and/or the issuing carrier will provide risk management, claims administration and other insurance related services.

RESULTS OF OPERATIONS

        In February and May of 1996, the Company and The Physician Group acquired a practice in Lancaster, Texas and one in Baytown (Houston), Texas, respectively. In June of 1996, the Company acquired an insurance subsidiary now known as RMAC. In July of 1996 the Company and The Physician Group acquired practices in El Paso, Texas and the Dallas Beltline clinic. The Company's Central Fort Worth, Texas clinic was acquired in August of 1996. The table on the following page sets forth certain consolidated financial data as a percentage of total revenues for each of the two years ended June 30, 1996 and 1997.

                                              PERCENTAGE OF REVENUES
                                                  FOR THE YEARS
                                                  ENDED JUNE 30,
                                              -----------------------
                                                1996           1997
                                              --------       --------
Revenues  . . . . . . . . . . . . . . .        100.0%          100.0%

Cost of services provided . . . . . . .         34.2            49.5
General and administrative  . . . . . .         60.5            54.1
Marketing expenses  . . . . . . . . . .          2.3             2.7
Development/acquisition costs . . . . .          4.8             2.8

                                              ------          ------
  Total costs and expenses  . . . . . .        101.8           109.1
                                              ------          ------
Income (loss) from operations . . . . .         (1.8)           (9.1)
Other income (expense)  . . . . . . . .
  Interest income . . . . . . . . . . .          3.3             2.7
  Interest expense  . . . . . . . . . .         (1.9)           (4.4)
                                              -------         ------
Net income (loss) pre-tax . . . . . . .         ( .4)%         (10.8)%
                                              =======         ======
Income tax benefit (expense)  . . . . .          2.4            (1.2)
Net income (loss) . . . . . . . . . . .          2.0%          (12.0)%
                                              ======          ======

Comparison of Fiscal Years Ended June 30, 1996 and 1997.

        Revenues. Revenues increased $6,840,000 or 163.1%, from $4,194,000 in the 1996 fiscal year to $11,034,000 in the 1997 fiscal year. This growth is attributable primarily to four major factors: (i) improved marketing efforts to capture additional market share, resulting in new clients at both the established and new practices, (ii) marketing of additional services at several of the facilities, (iii) development of existing practices, and (iv) the addition of new practices to its management portfolio in the 1997 fiscal year. The five acquired practices collectively generated revenues of $6,124,000, or 55.5% of the total revenues in the 1997 fiscal year and $372,000, or 8.9% of revenues in the 1996 fiscal year. For "same-store" comparison practices, revenues increased 31.0% at the Dallas practice, 24.7% at the Shreveport practice and 4.3% at the Arlington practice, but decreased 3.4% at the Garland practice, from the 1996 fiscal year to the 1997 fiscal year. The Company opened a clinic in South Fort Worth, Texas in April, 1996 with nominal revenues from that clinic in the 1996 fiscal year and revenues of $578,000 in the 1997 fiscal year. Assuming that the three new practices acquired in 1997 had been managed by the Company during the 1996 fiscal year, unaudited proforma information indicates that revenues for the 1996 fiscal year would have been $9,145,000 as compared to $11,034,000 of actual revenues of the Company in the 1997 fiscal year.

        Cost of Services. Cost of services provided increased 281.1% from $1,433,000 in the 1996 fiscal year to $5,461,000 in the 1997 fiscal year, with cost of services provided as a percentage of revenues increasing from 34.2% in the 1996 fiscal year to 49.5% in the 1997 fiscal year. The cost of services includes approximately $2,688,000 compensation paid to physicians under the Practice Management Agreement and other medical personnel costs and expenses such as pharmacy costs, physical therapy costs, lab fees, and medical supplies. The increase was primarily due to minimum compensation guarantees for selling physicians, increased physical therapy costs, additional staff physician requirements, and a change in the cost structure related to the addition of a family practice revenue component. During the third quarter of the 1997 fiscal year, the Company instituted a cost reduction plan. One specific goal was to reduce the cost of services provided as a percentage of revenues. Accordingly, the plan included restructuring by The Physician Group of several physician contracts and consolidation of the Company's vendor relationships. The five newly acquired medical practices accounted for $3,064,000, or 56.1% of the cost of services provided in the 1997 fiscal year, which as a percentage of revenues was 27.8% in the 1997 fiscal year.

        General and Administrative Expense. General and administrative expense increased 134.7% from $2,537,000 in the 1996 fiscal year to $5,954,000 in the 1997 fiscal year. The general and administrative expenses as a percentage of revenues decreased 6.5%, from 60.5% of revenues in the 1996 fiscal year to 54.0% of revenues in the 1997 fiscal year. This decrease was due primarily to an improved ratio of administrative salaries relative to revenue. Total general and administrative payroll was $1,305,000 or 31.1% of revenue in the 1996 fiscal year compared to $1,729,000 or 15.7% of revenue in the fiscal year ended 1997. In addition to the improvement in salaries, other general and administrative expenses targeted to be reduced in the Company's cost reduction program include, but are not necessarily limited to, computer expenses, consulting fees, payroll, printing, outside services, and travel.

        Marketing. Marketing expenses increased from $95,000 in the 1996 fiscal year to $299,000 in the 1997 fiscal year, and increased as a percentage of revenues from 2.3% to 2.7 %. The rise in marketing expense is attributed to the Company's expansion into new markets and is expected to continue to rise in future periods as the Company expands in both its existing and new markets, begins marketing insurance products, and expands the services provided in its practices.

        Development and Acquisition Costs. The Company had $202,000 in development and acquisition costs late in the 1996 fiscal year as compared to $ 313,000 in the 1997 fiscal year, or 4.8% of revenues in the 1996 fiscal year and 2.8 % of revenues in the 1997 fiscal year. These costs were attributable to the search for physicians with established occupational medicine practices or patient bases which could be served in an occupational medical setting, the negotiations to add such practices to the Company's management portfolio and the development of RMAC. As part of the cost reduction program, the Company eliminated several staff positions in the business development area and in RMAC in an effort to better align costs with near term opportunities.

        Interest Expense and Interest Income. Interest expense increased 478.3% from $83,000 in the 1996 fiscal year to $480,000 in the 1997 fiscal year. As a percentage of revenues, interest expense was 1.9% in the 1996 fiscal year and 4.4 % in the 1997 fiscal year. A significant amount of the Company's indebtedness was incurred late in the 1996 fiscal year and early in the 1997 fiscal year in connection with the addition of five practices to its management portfolio and the interest payable in connection with notes issued as partial consideration for these practices. The Physicians received as partial consideration an aggregate of $2,144,000 in cash and $3,694,000 in principal amount of promissory notes with interest ranging from 8.5 % to 9.5 %, the principal of which was due at dates ranging from April 15, 1997 to May 15, 1998. The majority of the debt to the Physicians was refinanced with the proceeds of the HCFP financing completed on April 15, 1997. See - "Liquidity and Capital Resources". The Company had $139,000 of interest income in the 1996 fiscal year and $300,000 of interest income in the 1997 fiscal year. Interest income during both fiscal years was primarily attributable to investment of proceeds of the Company's initial public offering in interest-bearing obligations and the interest bearing investments held by RMAC. As the Physicians connected with the five new practices received a portion of their consideration in cash, the Company's investment income declined. As a percentage of revenues, interest income was 3.3% in the 1996 fiscal year and 2.7% in the 1997 fiscal year.

        Net Income or Loss. As a result of the factors described above, the Company had a net loss before income tax of approximately $1,173,000 in the 1997 fiscal year as compared to a net loss before income tax of $17,000 in the 1996 fiscal year. In the 1997 fiscal year, net loss after income tax expense (which included a $275,000 impairment of the deferred tax asset and a total income tax expense of $127,000) was $1,300,000 as compared to net income of $83,000 after the income tax benefit of $100,000 in the 1996 fiscal year. At June 30, 1997, the Company had approximately $2,300,000 of net operating loss carryforwards (for income tax reporting purposes) which expire in the years 2008 through 2012. However, the use of net operating loss carryforward may be limited or reduced due to a change in ownership as a result of the Company's initial public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was increased by $275,000 in the 1997 fiscal year due to uncertainty as to their ultimate utilization as a result of the fiscal 1997 loss. See "Note 9 to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity. As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $414,000, $350,000 of short-term investments and other current assets totaling $2,297,000, resulting in total current assets of $3,061,000. Current liabilities were $3,560,000 which resulted in a net working capital deficit of $499,000 at June 30, 1997.

        During the 1997 fiscal year, the Company's liquidity decreased significantly, primarily due to the cost of the five new practices added to the Company's management portfolio, and also due to the acquisition and capitalization of RMAC. During the 1996 fiscal year, the Company added a clinic in Lancaster, Texas for 51,846 shares of Common Stock and a clinic in Baytown for 33,334 shares of Common Stock, $300,000 cash, a note for $750,000 and an obligation to issue additional shares of Common Stock valued on February 28, 1997 at $350,000 (resulting in the issuance of 54,902 shares in March 1997).
The Company also acquired RMAC for $687,000 cash. Even though such transactions were finalized in the 1996 fiscal year, all of the cash used for these transactions was paid subsequent to the end of the 1996 fiscal year. During the 1997 fiscal year, the Company added to its management portfolio a clinic in El Paso, Texas for 226,752 shares of Common Stock, $700,000 cash and promissory notes in the principal amount of $1.9 million; a clinic in Central Fort Worth for 48,205 shares of Common Stock, $300,000 cash and a promissory note in the principal amount of $200,000; and another clinic in Dallas for 63,380 shares of Common Stock, an option to be granted each year for so long as the selling physician is employed by The Physician Group to purchase that number of shares of Common Stock of the Company which has a market value of $100,000, cash of $843,750, and a promissory note in the principal amount of $843,750. In accordance with their respective agreements entered into in connection with the foregoing transactions, certain Physicians demanded registration of their shares under the Securities Act, on or before February 28, 1997. When the registration statement was not declared effective by the Securities and Exchange Commission by such date, the Physicians became entitled to sell their shares back to the Company at a price calculated pursuant to an agreed upon formula (the "Sale Right"). Three of the Physicians notified the Company of exercise of their Sale Right, then each of them subsequently rescinded such exercise and agreed to extend the registration deadline. In partial consideration of such extension agreements, the Company issued an aggregate of 19,998 additional shares of Common Stock to those three Physicians and agreed to pay certain expenses incurred by the Physicians in connection with such extension agreements. The Company was also obligated to pay the expenses of registering the Physicians' shares pursuant to the registration rights agreements. An aggregate of 498,417 shares issued to the Physicians and an additional 3,810 shares to be issued by the Company upon exercise of outstanding options held by a consultant were registered on April 10, 1997 and the expense of such registration, together with the additional expenses assumed by the Company in connection with negotiating the extension, was approximately $50,000.

        During the 1997 fiscal year, the Company also made several investments in its information systems including the continuing development of its practice management system, a marketing and clinical management software suite and its accounting system. The Company has also continued to acquire equipment for its facilities, including equipment to introduce therapy services as a new service in several of its facilities.

        Cash Flow. The Company's operating activities used cash of $947,000 during the 1996 fiscal year and $666,000 during the 1997 fiscal year. The principal components in cash used in operating activities included depreciation and amortization ($164,000 and $752,000 in the 1996 fiscal year and the 1997 fiscal year, respectively), deferred tax asset of $100,000 in the 1996 fiscal year and a deferred tax impairment of $100,000 in the 1997 fiscal year, accounts receivable (an increase of $385,000 in the 1996 fiscal year and an increase of $166,000 in the 1997 fiscal year), accounts payable and accrued expenses ($501,000 decrease in the 1996 fiscal year and a $212,000 increase in the 1997 fiscal year), prepaid expenses ($78,000 in the 1996 fiscal year and an increase of $ 28,000 in the 1997 fiscal year), other assets ($111,000 in the 1996 fiscal year and $247,000 in the 1997 fiscal year), and compensation for options granted to an unrelated third party (none in the 1996 fiscal year and $10,000 in the 1997 fiscal year). The increase in depreciation and amortization reflects the increase in property and equipment of the Company and goodwill from the five acquisitions. The change in accounts payable indicates the cash flow difficulties created by the aggressive expansion program undertaken by the Company in the 1997 fiscal year and the short-term seller financing entered into in connection with that expansion. The change in other assets and prepaid expenses relates to deposits and insurance costs related to adding five new clinics since late fiscal 1996.

        Cash used in investing activities totaled $825,000 in the 1997 fiscal year, which was accounted for principally by cash acquired of $283,000, net redemptions of investments of $230,000 offset by purchases of property and equipment of $581,000, the purchase of intangibles of $637,000 (consisting primarily of goodwill and loan costs), and restrictions on cash and short-term investments of $119,000.

        Cash used in investing activities totaled $1.823 million in the 1996 fiscal year, which was accounted for principally by cash acquired, predominantly from the acquisition of RMAC, of $1.139 million, offset by purchases of property and equipment of $483,000, purchase of investments of $1.881 million, increase in restricted cash of $500,000 as collateral for a secured bank loan and purchase of intangibles of $97,000.

        Cash used in financing activities totaled $3,730,000 in the 1997 fiscal year, which was principally attributed to payments on the line of credit and notes payable, including those to the Physicians, and payments on equipment leases totaling $6,401,000, offset by net proceeds from HCFP financing of $2,779,000. In the 1996 fiscal year, cash provided by financing activities was $8.4 million, primarily attributable to the net proceeds of $8.3 million from the equity offerings undertaken in that fiscal year and proceeds of $506,000 from a note payable, offset by payments on equipment leases totaling $371,000 and payments on notes payable of $33,000.

        Financing. Historically, the Company has utilized a combination of debt and equity financing to fund working capital and capital expenditure requirements. The equity financing has involved one private offering and one public offering. In November 1995, the Company raised $500,000 of gross proceeds ($397,500 in net proceeds) by the sale of 400,000 shares of Series A Convertible Preferred Stock, which automatically converted into one share of the Company's Common Stock on the completion of the Company's initial public offering. In February 1996, the Company completed its initial public offering of 1,840,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. The Company realized net proceeds from the public offering of approximately $7.5 million after deducting stock offering costs of approximately $2.1 million.

        Debt financing has been obtained from a variety of sources. In January 1995, the Company entered into a promissory note for a line of credit in the principal amount of $50,000 with Regions Bank of Louisiana. The $50,000 line of credit accrued interest at the bank's prime rate and required quarterly payments with unpaid interest and principal due on demand. The note was collateralized by all of the equipment of Andicare, a wholly owned subsidiary of the Company. The balance outstanding under the line of credit was paid in full prior to June 30, 1996.

        In June 1995, the Company and St. Vincent established a facility, now owned by HealthFirst, to provide occupational medical services in the Little Rock, Arkansas metropolitan area. Under the joint venture agreement the Company holds 50% of the ownership interest of HealthFirst, a limited liability company, and manages the operations of HealthFirst, and St. Vincent owns the remaining 50% interest. After repayment of the initial capitalization of $500,000 provided by St. Vincent, the Company and St. Vincent will receive equal distributions of any profits generated by the joint venture. The Company has no obligation to repay any portion of the $500,000 invested by St. Vincent if the joint venture is unsuccessful. The Company borrowed $30,000 from St. Vincent to purchase medical equipment and establish operations of the Little Rock facility prior to the formation of HealthFirst and is owed $30,000 by HealthFirst for such equipment.

        Subsequent to September 1995, the Company borrowed $53,000 from Regions Bank of Louisiana for a six-month term with principal and interest payable at maturity. The $53,000 loan accrued interest at the Regions Bank of Louisiana prime rate, was secured by certificates of deposit pledged by all of the directors of the Company and the personal guarantee of Dr. Angle, and was repaid in November 1995 from the proceeds of the private placement described above. Proceeds of this loan were used to pay overdue withholding taxes the payment of which had been deferred because of cash flow difficulties in the last nine months of the 1995 fiscal year. Management attributes the cash flow difficulties to the startup of operations in the Garland and Arlington practices in mid-1994 and the failure of the management of those practices to effectively implement the Company's marketing plan, which caused revenues to fall below expectations and which required the Company to fund operating expenses from working capital. In the 1995 fiscal year, the Company changed administration and management for these two practices and implemented a new marketing plan which resulted in significant revenue increases in these practices.

        In May 1996, the Company obtained a $491,000 bank loan from BankOne and used the proceeds to pay the outstanding balance of certain then existing capital lease obligations which carried interest rates ranging from 10.83% to 20% per annum, resulting in future minimum lease payments for the remaining terms of the leases being reduced from $504,000 to $132,000. The loan accrued interest at 6.75%, payable monthly, matured in November, 1996, and was collateralized by a $500,000 certificate of deposit. During fiscal 1997, the note was paid in full.

        To fund the rapid growth in the number of practices managed by the Company and growth in the number of client employees served, as well as to reduce shorter maturity debt to the Physicians, the Company obtained in April 1997 two credit facilities from HCFP Funding, Inc., a wholly owned subsidiary of HealthCare Financial Partners II, L.P. ("HCFP"). The facilities include a $5 million revolving line of credit secured by a first lien on all accounts receivable (the "Accounts Receivable Facility") and a $1.5 million term loan secured by all of the Company's assets, including an assignment of the Company's Practice Management Agreement (the "Term Loan"). The Accounts Receivable Facility allows the Company to borrow up to 80% of the eligible receivables at an interest rate of prime plus 2%, and obligates the Company to pay a .083% monthly collateral management fee. The Term Loan bears interest at the rate of prime plus 4%. The Accounts Receivable Facility had a $25,000 commitment fee, and the Term Loan required a 2% commitment fee and issuance of warrants (the "HCFP Warrants") bearing registration rights. Both facilities have a two-year final maturity. The Company borrowed $2.9 million under the HCFP credit facilities at the time of closing and used $2.7 million to refinance the Physicians' promissory notes, $100,000 for transaction expenses and $100,000 for working capital purposes. As of June 30, 1997, borrowings in the aggregate amount of $2.779 million were outstanding under the HCFP credit facilities.

        The Company anticipates that its working capital needs and capital expenditures will continue to increase as the Company continues its expansion. The expense of opening of new facilities, which may include the leasing or purchase of capital equipment including office, computer and medical equipment, can be substantial. The Company estimates that each of the facilities it manages requires a minimum of $80,000 of medical equipment. To the extent capital equipment can be leased at a reasonable cost the Company anticipates leasing such capital equipment in order to conserve working capital. Conversely, if the interest expense associated with the leasing of capital equipment is unacceptable to the Company, the Company may purchase such equipment from the funds allocated to the opening of new facilities. The Company may also acquire equipment in connection with the addition of existing practices to its management portfolio. The Company will continue to seek additional practices for its management portfolio, and will continue to explore potential sources and arrangements to obtain growth capital.

PREVIOUSLY DISCLOSED POTENTIAL NON-CASH CHARGE

        As a condition to the public offering, the representative of the several underwriters required the Company's stockholders to deposit an aggregate of 150,000 shares of Common Stock of the Company in an escrow account. The Common Stock deposited in the escrow account was subject to release to such stockholders only in the event the Company's earnings per share for the calendar year ending December 31, 1996 were equal to or exceeded $.25 per share. In reports previously filed, the Company disclosed that if the Company attained the pre-determined earnings target, the market value of the escrowed shares held by officers, employees and consultants at the time the escrowed shares were released would be deemed to be additional compensation expense to the Company, and the Company would be required to recognize what could be a significant charge to income, and which could reduce or eliminate earnings, if any. Such 150,000 shares have been cancelled as a result of the Company's failure to satisfy the earnings test and accordingly, no compensation expense for the escrowed shares has been or will be required to be recognized.

SEASONALITY

        The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. In addition, employers generally hire fewer employees during the last three months of the year, thereby reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, results of operations during the Company's second and fourth fiscal quarters of each year will tend to be somewhat lower than the remaining quarters of the fiscal year. The Company anticipates that this seasonality will continue for the foreseeable future.

INFLATION

        When faced with increases in operating costs due to inflation, the Company has implemented cost control measures intended to contain or reduce its expenses. However, the Company cannot predict its ability to control future cost increases or to increase its charges for certain management services covered by state and federal workers' compensation laws.

INVESTMENT BANKING RELATIONSHIPS

        In early 1997, the Company engaged Southcoast Capital Corporation to assist the Company in exploring strategic alternatives for increasing shareholder value. The Company is continuing to work with these investment bankers for such purposes.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10-KSB.

                                                               CAPACITIES IN                   DIRECTOR OR
            NAME                       AGE                     WHICH SERVED                   OFFICER SINCE
----------------------------           ---             ----------------------------         -----------------
Donald F. Angle, M.D.                    42           Chairman of the Board, President,           1992
                                                      Secretary and Treasurer

Carl S. Luikart, M.D.(1)(2)              43           Director                                    1992

John P. Kennedy                          47           Director                                    1992

Dale W. Willetts(1)(2)                   46           Director                                    1995

W. Howard Haun                           65           Director                                    1996

Stephen W. Cavanaugh                     46           Director                                    1996

Fred G. Parrish                          40           Chief Financial and Operating Officer       1993

Robert Kenneth Aiken                     41           Vice President - Business Development       1996

----------------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

          Donald F. Angle, M.D. has been the Chairman of the Board, President, Secretary and Treasurer of the Company since its inception. He serves as President of Andicare, Inc., which he founded in 1987, and President of EOPS, which he co-founded in 1990, both wholly-owned subsidiaries of the Company. In 1994, Dr. Angle founded Donald F. Angle, M.D. P.A., now renamed as The Physician Group, P.A. ("The Physician Group") with which the Company contracts for physicians services. Dr. Angle is the sole stockholder of the Physician Group. He also served as Medical Director for the Emergency Department of Highland Hospital in Shreveport, Louisiana from 1989 to 1992. Dr. Angle was the Medical Director for Operations at Louisiana Downs in Bossier City, Louisiana from 1982 to 1992 and was the Medical Director in the Emergency Department of Riverside Community Hospital in Bossier City from 1982 to 1991. Dr. Angle has been certified as an Emergency Medicine Physician by the American Board of Emergency Medicine. He is licensed to practice medicine in Louisiana, Texas and Arkansas. Dr. Angle received his M.D. degree from the Louisiana State University School of Medicine in 1980.

          Carl S. Luikart, M.D. currently serves as Chief of the Section of Cardiovascular Disease at Our Lady of the Lake Regional Medical Center in Baton Rouge, Louisiana. He is also Chief of the Cardiology Section at the Earl K. Long Memorial Hospital in Baton Rouge. Dr. Luikart is a member of the Board of Directors of Louisiana Blue Cross and Blue Shield. He has engaged in the practice of cardiology medicine since 1985. Dr. Luikart received his M.D. degree from the Louisiana State University School of Medicine in 1980.

         John P. Kennedy is the President of Corporate International Services, Venice, California, an investment advisory firm that he founded in 1986 to provide private investment banking services to companies in the United States and Canada. Mr. Kennedy received a Bachelor of Arts degree from California State University in 1974.

         Dale W. Willetts has been president of Magnum Industries, Huntington Beach, California, a lease financing company and broker of capital equipment leases to various financial sources, since 1987. In 1992, Mr. Willetts became a registered investment advisor. In this capacity, Mr. Willetts advises public and private companies with respect to finance, business and marketing strategies.

         W. Howard Haun is currently the President of RMAC, the Company's insurance subsidiary. He served as a consultant to Employers General Insurance Group and its predecessor, Employers Insurance of Texas, from 1993 until assuming his current position with RMAC. From 1953 through 1993, Mr. Haun was employed in various capacities by Employers Insurance of Texas. Employers Insurance of Texas was placed in conservatorship in 1992 and thereafter into receivership in 1994. Mr. Haun is a certified Life Underwriter, a certified Property and Casualty Underwriter, a past president of the Dallas chapter of the Society of Property and Casualty Underwriters, a past president of the Underwriting Executives Counsel and former chairman of the Texas Automobile Assigned Risk Plan.

         Stephen W. Cavanaugh is the president and chief executive officer of Louisiana Workers' Compensation Corporation, a private domestic mutual insurer, and has served in that capacity since December 1991. From January 1988 to December 1991, he was the Assistant Secretary of the Louisiana Department of Employment and Training, Director of the Office of Workers' Compensation, a position to which he was appointed by the Governor of Louisiana. Mr. Cavanaugh received a Bachelor of Arts degree from Northwestern State University in Natchitoches, Louisiana and his Juris Doctor degree from the Louisiana State University School of Law in Baton Rouge, Louisiana.

         Fred G. Parrish has been the chief operating officer of the Company since July 1993 and has been chief financial officer from July 1993 through December 1996 and again from July 1997 to the present. He is responsible for operational and financial management aspects of the Company and its subsidiaries. From 1991 to 1993, Mr. Parrish served as a management consultant to several firms in the United States and Canada, specializing in development and implementation of strategies related to corporate structure, domestic and international joint venture opportunities, business policy, resource allocation, and business operations. From 1980 to 1992, Mr. Parrish held a series of management positions including Vice President of Finance, Executive Vice President, and President and Chief Executive Officer of Composite Technology, Inc., an international aerospace company headquartered in Dallas, Texas. Mr. Parrish received a Bachelor of Science degree from Slippery Rock University in Slippery Rock, Pennsylvania in 1979.

         Robert Ken Aiken is the Vice-President of Business Development and also serves as the director of information systems. He joined the Company in 1993 and was named to his present position in 1996. Prior to joining the Company, Mr. Aiken served in various active duty assignments with the United States Marine Corps, with emphasis on developing new operational capabilities and organizations. Mr. Aiken graduated from the United States Naval Academy and has completed numerous Department of Defense and civilian training courses.

         Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. There is currently a vacancy on the board of directors. The Board is seeking a qualified nominee to fill the vacancy and anticipates that the nominee will be presented to shareholders at the Company's next annual meeting. Officers are appointed by and serve at the discretion of the Board of Directors. All of the Company's officers devote full-time to the Company's business and affairs.

COMMITTEES OF THE BOARD

         The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The members of both the Compensation Committee and Audit Committee are Messrs. Luikart and Willetts. Neither of these members is a former or current officer or employee of the Company. There is currently a vacancy on both of these committees. The Board expects to fill such vacancies after it has filled the vacancy on the Board of Directors.

         The Compensation Committee held two meetings in the 1997 fiscal year. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Option Plan.

         The Audit Committee held two meetings in the 1997 fiscal year. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

BOARD AND COMMITTEE ATTENDANCE

         In the 1997 fiscal year, the Board of Directors held four meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1997 fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

        Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the 1995, 1996 and 1997 fiscal years of Donald F. Angle, M.D., Chairman of the Board and President of the Company (the "Named Officer"). No other officer of the Company received total annual salary and bonus in excess of $100,000 during the year ended June 30, 1997.

                                                                         LONG TERM
                                                                        COMPENSATION
                                             ANNUAL COMPENSATION           AWARDS
                                 FISCAL     --------------------     ------------------      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR       SALARY(1)     BONUS     OPTIONS(SHARES)(2)    COMPENSATION(3)
---------------------------      ------     ----------     -----     ------------------    ---------------
Donald F. Angle, M.D.,            1997      $ 189,742        --              12,500            $16,338
 Chairman of the Board and        1996        143,692        --             107,500            $13,420
 President                        1995        160,196        --               ---                -0-

-------------------

(1) Includes all compensation received as a physician through The Physician Group and as President of the Company. In the 1997, 1996 and 1995 fiscal years, compensation received by Dr. Angle for his services as a contract physician through The Physician Group totalled $9,742, $27,730 and $7,666, respectively. See "Item 12. - Certain Relationships and Related Transactions" and "Item 1. Description of Business - Physician Services, Recruitment and Duties."
(2)  Options were granted under the 1995 Omnibus Stock Option Plan.
(3) Consists of automobile lease payments and related expenses, disability insurance premiums and, in the 1997 fiscal year, contributions by the Company to the Company's 401(k) Plan for Dr. Angle's account.

     Option Grants Table. The following table sets forth information on grants of stock options made to the Named Officer pursuant to the Company's 1995 Omnibus Stock Option Plan during the 1997 fiscal year.

                                                    % OF TOTAL
                                                  OPTIONS GRANTED        EXERCISE OR
                                 OPTIONS          TO EMPLOYEES IN         BASE PRICE
        NAME                GRANTED (SHARES)        FISCAL YEAR          ($/SHARE)        EXPIRATION DATE
--------------------        ----------------     -----------------     ---------------   -----------------
Donald F. Angle, M.D.           12,500(1)              100%               $ 5.78              7/14/02

---------------
(1) On July 15, 1997, the right to purchase 9,722 of such shares vested and the right to purchase the remaining shares vests at a rate of 694 options per month thereafter.

         Fiscal Year-End Options/Option Values Table.

                                            NUMBER OF SECURITIES UNDER-           VALUE OF UNEXERCISED IN-
                                             LYING UNEXERCISED OPTIONS              THE-MONEY OPTIONS AT
                                           OPTIONS AT FISCAL YEAR-END(#)             FISCAL YEAR-END($)(1)
                                           -----------------------------         ----------------------------
NAME                                        EXERCISABLE   UNEXERCISABLE          EXERCISABLE    UNEXERCISABLE
----                                       ------------   --------------         -----------    -------------
Donald F. Angle . . . . . . . . . . . . .      99,166             20,834            -0-              -0-

----------------

(1) The dollar values are calculated by determining the difference between the exercise price of the options ($5.78) and the closing bid price for the Common Stock of $3.94 on June 30, 1997, the last trading day of the 1997 fiscal year.

        No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of- pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $500 per meeting attended.

        The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees other than the Company's Option Plan and a 401(k) Plan recently adopted, but the Board of Directors may recommend one or more such programs for adoption in the future.

        Employment Agreement. The Company has entered into an employment agreement with Dr. Angle which provides for a five-year term that commenced January 1, 1996, with a right on the part of the Company to extend the agreement for additional one-year periods. The employment agreement calls for Dr. Angle to receive a salary of a minimum of $135,000 in the first year of employment, $180,000 in the second year of employment, and $180,000 in each year thereafter, subject to increase upon agreement of the Compensation Committee of the Board of Directors. Effective July 1, 1996, the Board of Directors increased Dr. Angle's compensation to $180,000. The employment agreement for Dr. Angle also contains bonus provisions which empower the Compensation Committee to grant bonuses to Dr. Angle based upon his performance, the overall performance of the Company and its financial condition. In addition, as of July 1, 1997, Dr. Angle became eligible to receive a one-time bonus of $45,000. The agreement requires him to devote his full business time to the Company, may be terminated by the Company for "cause" (as defined in the agreement), and prohibits him from competing with the Company for two years following termination of the agreement.

        The employment agreement for Dr. Angle contains provisions which provide that, upon the occurrence of a "triggering event" (defined to include a change in ownership of 80% or more of the outstanding shares of the Company, a merger of the Company into another corporation, or a liquidation of the Company) during the period that he is acting as an officer of the Company or for up to one year after acting in such capacity, Dr. Angle will receive a lump sum payment equal to 2.9 times the last year's base pay in the event of termination other than for just cause.

STOCK OPTION PLAN

        The Company's 1995 Omnibus Stock Option Plan (the "Plan") was adopted effective January 1, 1995 and amended effective December 1, 1995 and March 10, 1997. The Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 1,040,875 shares. Nonqualified stock options may be granted to employees, directors and advisors of the Company, while Incentive Stock Options may be granted only to employees. No options may be granted under the Option Plan subsequent to December 31, 2004.

        The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Messrs. Luikart and Willetts are currently the members of the Compensation Committee.

        The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of Incentive Stock Options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The term of all nonqualified stock options granted under the Option Plan may not exceed ten years and the term of all incentive stock options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

        The Option Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, all unvested options terminate and are no longer exercisable. Vested options shall remain exercisable for a specified period of time following the termination date. The length of such extended exercise period generally ranges from 60 days to one year, depending on the nature and circumstances of the termination.

        The Option Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation or the sale of substantially all of the Company's assets, any outstanding unexercised option shall become exercisable at any time prior to the effective date of such agreement. Upon the consummation of the merger or sale of assets, such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

        The Option Plan provides the Board of Directors or the Compensation Committee discretion to grant SARs in connection with any grant of options. Upon the exercise of a SAR, the holder shall be entitled to receive a cash payment in an amount equal to the difference between the exercise price per share of options then exercised by him and the fair market value of the Common Stock as of the exercise date. The holder is required to exercise options covering twice the number of shares which are subject to the SAR so exercised. SARs are not exercisable during the first six months after the date of grant, and may be transferred only by will or the laws of descent and distribution.

        As of June 30, 1997, a total of 351,481 nonqualified and Incentive Stock Options were outstanding, each with an exercise price of $5.25 (except in the case of Dr. Angle, whose exercise price is $5.78). Also as of June 30, 1997, there were no SARs outstanding. All such options vest over a period of 18 months commencing generally two to six months from the date of grant.

401(k) PLAN

        Effective January 1, 1997, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is intended to conform to and qualify under Sections 401 and 501 of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least six months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by the Company of up to 100% of the initial $1,000 of an employee's contributions and thereafter 25% of such contributions up to 6% of the employee's annual compensation. Upon leaving the Company, each participant is 100% vested with respect to the participant's contributions and is vested based on years of service with respect to the Company's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single payment following the participant's retirement. Because the 401(k) Plan was not in effect prior to January 1, 1997, the Company incurred no administrative expense and made no contributions prior to such time on behalf of employees of the Company.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission, The Nasdaq Stock Market, Inc. and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is aware that a Form 3 to report his initial ownership of 174 shares and 22,500 options was not timely filed by R. Kenneth Aiken upon his appointment as an executive officer of the Company and that a Form 5 to report the cancellation of 5,493 escrow shares was filed one day late by Dr. Carl Luikart. Mr. Aiken's Form 3 was filed with the Securities and Exchange Commission as soon as he became aware of the omission.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 23, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                                                   SHAREHOLDINGS ON
                                                                                  SEPTEMBER 23, 1997
                                                                             ------------------------------
                                                                              NUMBER OF          PERCENT OF
     NAME AND ADDRESS (1)                                                     SHARES (2)           CLASS
-------------------------------                                              -----------       ------------
Donald F. Angle, M.D. (3)(4)  . . . . . . . . . . . . . . . . . . . . .       1,298,255             25.8%
Carl S. Luikart, M.D. (3)(5)  . . . . . . . . . . . . . . . . . . . . .         107,560              2.2%
Jack P. Kennedy (3)(5)  . . . . . . . . . . . . . . . . . . . . . . . .         148,578              3.0%
Dale W. Willetts (3)(5) . . . . . . . . . . . . . . . . . . . . . . . .         143,539              2.9%
W. Howard Haun (6)  . . . . . . . . . . . . . . . . . . . . . . . . . .          12,500              *
Stephen W. Cavanaugh  . . . . . . . . . . . . . . . . . . . . . . . . .              --              *
All directors and executive officers as a group
  (nine persons) (3)(7) . . . . . . . . . . . . . . . . . . . . . . . .       1,765,606             34.1%

-----------------
*   Less than 1% of the class.
(1) The address for Messrs. Angle and Haun is Suite 1800, 5215 North O'Connor Boulevard, Irving, Texas 75039; the address for Dr. Luikart is 5228 Dijon, Baton Rouge, Louisiana 70808; the address for Mr. Kennedy is 878 Commonwealth Avenue, Venice, California 90291; the address for Mr. Willetts is 19581 Pompano Lane, #103, Huntington Beach, California 92648; and the address for Mr. Cavanaugh is 3252 Emily Drive, Brusly, Louisiana 70764.
(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.
(3) Shares exclude a prorata share of an aggregate of 150,000 shares of Common Stock held in escrow and cancelled when the Company failed to reach certain performance objectives as of December 31, 1996.
(4) Includes 120,000 shares of Common Stock under options which are currently exercisable or will become exercisable within 60 days.
(5) Includes 28,269 shares of Common Stock under options which are currently exercisable or will become exercisable within 60 days.
(6) Consists solely of shares of Common Stock under options which are currently exercisable or will become exercisable within 60 days.
(7) Includes 272,307 shares of Common Stock under options which are currently exercisable or will become exercisable within 60 days.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance described below, the disinterested directors reviewed and unanimously approved the fairness and reasonableness of the terms of the transactions. The Company believes that the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

        The Company was incorporated in June 1992 and commenced operations after acquiring all of the outstanding stock of Andicare and EOPS, which had been operating since 1987 and 1990, respectively. Prior to their acquisition by the Company, all of the outstanding shares of capital stock of EOPS were owned equally by Donald F. Angle, M.D., Chairman of the Board and President, Jan Kohout, M.D., then a director and stockholder of the Company, and Dennis M. Sullivan, M.D., a stockholder of the Company. Pursuant to the terms of an Exchange Agreement (the "EOPS Exchange Agreement") entered into in July 1992 by and among the Company, Dr. Angle, EOPS and Drs. Kohout and Sullivan, each of the latter two individuals exchanged all of the shares of EOPS held by him for
(i) 67,827 shares of Common Stock of the Company, (ii) the right to payment to him of an aggregate of $80,000, constituting the payment of $48,000 of outstanding indebtedness from EOPS and a bonus of $32,000, (iii) the right to a grant (the

"Contingent Stock Grant") of 4,239 shares of Common Stock of the Company each time a new facility is opened by the Company in Dallas/Fort Worth metroplex, and (iv) the right to 2.5% of gross revenues from facility services rendered in all Dallas/Fort Worth metroplex Company facilities or $8,000 per month, whichever is greater (the "Contingent Revenue Payment"). The right to Contingent Stock Grants terminated by its terms on the date of the Company's public offering. The right to Contingent Revenue Payments payable to Drs. Kohout and Sullivan ceased in August 1994 and March 1995, respectively, pursuant to the terms of the EOPS Exchange Agreement. The Company paid Drs. Kohout and Sullivan the Contingent Revenue Payment due in the amount of $60,000 in the 1996 fiscal year, and issued 16,957 shares of Common Stock required to satisfy the Contingent Stock Grants. No Contingent Revenue Payments nor Contingent Stock Grants were due or paid in the 1997 fiscal year.

        John P. Kennedy, a director and stockholder of the Company, entered into a consulting agreement with EOPS in March 1992, which agreement was subsequently assumed by the Company, pursuant to which Mr. Kennedy provided investment banking services to the Company for a three year term. Under the consulting agreement, Mr. Kennedy was entitled to receive $14,000 upon completion of a private offering for four months of consulting services rendered prior to that time and was to receive $3,500 per month through November 1995, the termination date of the consulting agreement pursuant to its terms. Through February 1996, Mr. Kennedy was owed $84,500 in consulting fees which were paid in the 1996 fiscal year. The consulting agreement has expired and no amounts were paid to Mr. Kennedy in the 1997 fiscal year.

        In March 1992, Messrs. Kennedy and Willetts entered into an agreement, as amended (the "Capital Agreement") with EOPS, pursuant to which they were required to assist the Company in raising equity capital in a 1992 private offering, which was concluded in July 1993. Pursuant to the terms of the Capital Agreement, Messrs. Kennedy and Willetts purchased an aggregate of 355,074 shares of Common Stock and were granted certain anti-dilution rights. In November 1995, the Company and Messrs. Kennedy and Willetts executed an amendment to the Capital Agreement pursuant to which each of Messrs. Kennedy and Willetts agreed to the issuance of 53,356 shares of Common Stock of the Company (or an aggregate of 106,712 shares of Common Stock) as a full satisfaction of the shares of Common Stock issuable to such persons pursuant to the terms of the anti-dilution provisions of the Capital Agreement.

        In November 1995, the Company entered into the Practice Management Agreement with The Physician Group, a Texas professional association. Dr. Angle was the founder, and is the sole stockholder, of The Physician Group and is the President, Chairman of the Board of Directors and owns approximately 24% of the Company's outstanding Common Stock. See "Item 1. Business - Physician Services, Recruitment and Duties."

        In July 1991, the Company entered into a lease agreement with Rockford Industries for the lease of certain office, computer and medical equipment. Dr. Angle personally guaranteed payments on the equipment lease and, upon its modification in January 1995, again guaranteed the payments under the lease as modified. Dr. Angle received no compensation from the Company for providing such guarantees. All of these leases were paid in the 1996 fiscal year.

        In September 1995, the Company entered into a loan agreement with Regions Bank of Louisiana, for borrowings in the amount of $53,000. This loan accrued interest at the Regions Bank of Louisiana prime rate, and required payment of principal and interest in six months. This loan was secured by certificates of deposit pledged by all of the directors of the Company and the personal guarantee of Dr. Angle. The directors and Dr. Angle were not compensated by the Company for providing such security. The loan was repaid in November 1995.

        At June 30, 1997, Dr. Angle was indebted to the Company in the amount of approximately $28,000. This indebtedness represents amounts advanced in the normal course of business for travel and related costs.

        The Company has adopted a policy that future transactions between the Company and its officers, directors and 5% or more stockholders are subject to approval by a majority of the disinterested directors of the Company. Any such transactions will be on terms believed to be no less favorable than could be obtained from unaffiliated parties.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

        The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.     DOCUMENT
-----------     --------
  #    2.2      Stock Purchase Agreement by and between Rubus Realty Company and the Company.

  ##   2.3      Asset Purchase Agreement by and between C.A. Riser, M.D. and the Company.

  ##   2.4      Asset Purchase Agreement by and between C.A. Riser, M.D. and
                Donald F. Angle, M.D., P.A.

  +    2.5.1    Stock Purchase Agreement by and among Doctors' Inn,
                Incorporated, Henry H. Calderoni, Francisco J. Guerra and the
                Company.

  oo   2.5.2    Amendment to Stock Purchase Agreement by and among Doctors'
                Inn, Incorporated, Henry H. Calderoni, Francisco J. Guerra and the Company.

  +    2.6      Stock Purchase Agreement by and among Francisco J. Guerra,
                M.D., P.A., Francisco J. Guerra, M.D. and Donald F. Angle,
                M.D., P.A.

  +    2.7      Stock Purchase Agreement by and between Henry H. Calderoni,
                M.D., P.A., Henry H. Calderoni, M.D. and Donald F. Angle, M.D.,
                P.A.

  ++   2.8      Asset Purchase Agreement by and among Northside Family Medical
                Clinic Professional Association, J. W. Czewski, D.O., and The
                Company Doctor.

  ++   2.9      Stock Purchase Agreement by and among Northside Family Medical
                Clinic Professional Association, J. W.  Czewski, D.O., and
                Donald F. Angle, M.D., P.A.

  **   2.10     Stock Purchase Agreement by and among Robert G. Duchouquette,
                M.D., P.A., Robert G. Duchouquette, M.D. and The Physician
                Group, P.A.

  **   2.11     Stock Option Agreement by and between Robert G. Duchouquette,
                M.D. and the Company.

  **   2.12     Registration Rights Agreement by and between Robert G.
                Duchouquette, M.D. and the Company.

  *    3.1.1    Certificate of Incorporation of the Company as filed on June 4,
                1992 with the Secretary of State of the State of Delaware.

  *    3.1.2    Certificate of Amendment to Certificate of Incorporation of the
                Company as filed on October 5, 1995 with the Secretary of State of the State of Delaware.

  *    3.2.1    Amended and Restated By-Laws of the Company.

EXHIBIT NO.     DOCUMENT
-----------     --------

  *    4.1      Form of specimen certificate for Common Stock of the Company.

  *    4.2      Form of specimen certificate for Warrants of the Company.

  *    4.4      Form of Unit Purchase Option issued by the Company to Royce
                Investment Group, Inc.

  *    4.5.1    Form of Warrant Agreement by and among the Company, Continental
                Stock Transfer & Trust Company and Royce Investment Group, Inc.

  x    4.5.2    Amendment to Warrant Agreement by and among the Company,
                Continental Stock Transfer & Trust Company and Royce Investment
                Group, Inc.

  xx   4.6      Letter Agreement, dated April 15, 1997, by and between the
                Company and HealthCare Financial Partners - Funding II, L.P.

  *    10.1.1   Employment Agreement by and between Donald F. Angle and the
                Company.

  *    10.1.2   Employment Agreement by and between Fred G. Parrish and the
                Company.

 ***   10.2     Amended and Restated Omnibus Stock Plan, effective January 1,
                1995, as amended on March 10, 1997.

  *    10.3.1   Lease Agreement, dated June 21, 1991, by and between Twin
                Towers Investment Partnership and Emergency Occupational
                Physician's Services, Inc. and Addendum Number One, dated
                September 30, 1993.

  *    10.3.2   Lease Agreement, dated September 30, 1993, by and between
                Dallas Forest Park Corporation and Emergency Occupational
                Physician's Services Incorporated.

  *    10.3.3   Lease Agreement, dated June 19, 1993, by and between AGF
                Stadium Place, Ltd. and the Company.

  **   10.3.4   Commercial Real Estate Lease, dated October 1, 1996, by and among Quad Corners Investments, Ltd., a Texas Limited
                Partnership, The Physician Group, P.A., and the Company.

  o    10.3.5   Sublease Agreement, dated April 23, 1996, by and between
                Dominion Oil and Gas Corporation and the Company.

  o    10.3.6   Sublease Agreement, dated on or about January 1, 1992, by and between San Jacinto Methodist Hospital and Dr. C. A. Riser (as predecessor in interest to the Company).

  o    10.3.7   Lease and Addendum, dated December 15, 1991 and December 30,
                1991, respectively, by and between Dr. Jim W. Czewski (as predecessor in interest to the Company) and John D. Willbanks, et al.

  o    10.3.9   Lease Agreement, dated April 1, 1996, by and between HCT
                Management & Ventures Company and the Company.

  x    10.3.10  Lease Agreement, dated February 20, 1997, by and between Rudd
                Properties and the Company.

EXHIBIT NO.     DOCUMENT

  x    10.3.11  Lease Agreement, dated June 11, 1997, by and between Dr. Nabil
                A. Mouffarej, M.D. and Hanan T. Mouffarej and Andicare
                Incorporated, a wholly owned subsidiary of the Company.

  x    10.3.12  Lease Agreement, dated September 18, 1996, by and between
                Westwood Crown Partners, Ltd. and Emergency Occupational
                Physicians Services, Inc., a wholly owned subsidiary of the Company.

  x    10.3.13  Second Amendment to Lease Agreement, dated December 18, 1996, by and between Twin Towers Investment Partnership and Emergency
                Occupational Physician's Services, Inc., a wholly owned subsidiary.

  *    10.5     Joint Marketing Agreement, dated March 23, 1995, by and between
                Employers General Insurance Group and the Company.

  *    10.6.1   Practice Management, Consulting and Clinic Services Agreement,
                dated November 1, 1995, by and between Donald F. Angle, M.D.
                P.A. and the Company.

  x    10.6.2   Amendment to Practice Management, Consulting and Clinic
                Services Agreement, dated November 1, 1995, by and between
                Donald F. Angle, M.D. P.A. and the Company.

  *    10.7.1   Practice Management Agreement, dated April 1, 1995, by and between Doyle L. Sharp, M.D. P.A. and the Company.

  *    10.7.2   Addendum to Practice Management Agreement, effective December
                19, 1995, by and among the Company, Doyle Sharp M.D. P.A. and
                Donald F. Angle, M.D. P.A.

  *    10.8.1   Operating Agreement of HealthFirst Center, L.L.C., by and among
                HealthFirst Center, L.L.C., St. Vincent Infirmary Medical
                Center and the Company.

  *    10.8.2   MSO Management Agreement by and between HealthFirst Center,
                L.L.C. and the Company.

  *    10.8.3   Loan and Security Agreement, dated July 27, 1995, by and
                between St. Vincent Infirmary Medical Center and HealthFirst
                Center, L.L.C.

  *    10.8.4   Form of Secured Promissory Note from HealthFirst Center, L.L.C.
                to St. Vincent Infirmary Medical Center.

  *    10.8.5   Practice Management Agreement by and between HealthFirst
                Center, L.L.C. and Donald F. Angle, M.D. P.A.

  *    10.9     Form of Preferred Employee Plan agreement between various
                employer customers and the Company.

  *    10.9.1   Form of Amendment to Letter of Agreement between Preferred
                Employee Plan customers, the Company and Donald F. Angle, M.D.
                P.A.

  *    10.10.1  Equity Capital Formation Letter Agreement, dated March 10,
                1992, among EOPS, Dale Willetts and Jack P.  Kennedy.

  *    10.10.2  Amendment No. 1 to Equity Capital Formation Letter Agreement,
                dated August 24, 1992, among EOPS, Dale Willetts and Jack P. Kennedy.

  *    10.10.3  Memorandum of Understanding, dated June 22, 1994, by and among
                Dale W. Willetts, John P. Kennedy and the Company.

EXHIBIT NO.     DOCUMENT

  *    10.10.4  Amendment No. 2 to Letter Agreement, dated November 1, 1995, among the Company, John P. Kennedy and Dale W. Willetts.

  *    10.11    Consulting Agreement, dated March 10, 1992, between Jack P.
                Kennedy and EOPS.

  *    10.12.1  Exchange Agreement, dated July 24, 1992, by and among EOPS,
                Andicare, Donald F. Angle, M.D. and the Company.

  *    10.12.2  Exchange Agreement, dated July 20, 1992, by and among Andicare,
                Donald F. Angle, M.D., Carl S. Luikart, M.D., Ann Angle and the Company.

  *    10.12.3  Exchange Agreement, dated July 24, 1992, by and among EOPS,
                Donald F. Angle, M.D., Jan Kohout, M.D., Dennis Sullivan and the Company; Settlement Agreement, dated September 26, 1995, by and between Dennis M. Sullivan, M.D. and the Company; and Settlement Agreement, dated September 26, 1995, by and between Jan Kohout, M.D. and the Company.

  o    10.13    Promissory Note, dated May 6, 1996, from the Company to
                BankOne, Texas, N.A.

  x    10.14.1  Loan and Security Agreement, dated April 15997, by and between
                The Company, Andicare, Inc., Emergency Occupational Physician's
                Services, Inc., (collectively, the "Borrower"), and HCFP
                Funding, Inc.

  x    10.14.2  Amendment to Loan and Security Agreement, dated April 15997, by and between The Company, Andicare, Inc., Emergency Occupational
                Physician's Services, Inc., (collectively, the "Borrower"), and
                HCFP Funding, Inc.

  *    21       Subsidiaries of the Company.

  x    23       Consent of Ehrhardt Keefe Steiner & Hottman PC, independent certified public accountants for the Company.

  x    27       Financial Data Schedule

----------------
x    Filed herewith.
* Incorporated by reference from the issuer's Registration Statement on Form SB-2 (S.E.C. File No. 33-74876-D) as declared effective on February 6, 1996.
# Incorporated by reference from the Issuer's Form 8-K for event date of July 9, 1996.
## Incorporated by reference from the Issuer's Form 8-K for event date of August 15, 1996.
+ Incorporated by reference from the Issuer's Form 8-K for event date of August 21, 1996.
++ Incorporated by reference from the Issuer's Form 8-K for event date of August 28, 1996.
** Incorporated by reference from the Issuer's Form 8-K for event date of September 20, 1996.
o Incorporated by reference from the Issuer's Form 10-KSB for the fiscal year ended June 30, 1996.
xx   Incorporated by reference from the Issuer's Form S-3 Registration
     Statement (S.E.C. File No. 333-30977).
xxx  Incorporated by reference from the Issuer's Form S-8 Registration
     Statement (S.E.C. File No. 333-32305).
oo   Incorporated by reference from the Issuer's Form S-3 Registration
     Statement (S.E.C. File No. 333-21705).

    (b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the 1997 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE COMPANY DOCTOR


                                     By:  /s/  Donald F. Angle
                                        --------------------------------------
                                          Donald F. Angle, M.D., Chairman of
                                          the Board and President

                                     Date:  September 26, 1997
                                          ------------------------------------


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                        TITLE                                DATE
-------------------------------           ----------------------------------      ---------------------------
/s/  Donald F. Angle                      Chairman of the Board, President              September 26, 1997
-------------------------------           (Principal Executive Officer) and
     Donald F. Angle                      Treasurer

/s/  Fred G. Parrish                      Principal Financial and Operating             September 26, 1997
-------------------------------           Officer
     Fred G. Parrish

/s/  Carl S. Luikart                      Director                                      September 26, 1997
-------------------------------
     Carl S. Luikart


/s/  John P. Kennedy                      Director                                      September 26, 1997
-------------------------------
     John P. Kennedy


/s/  Dale W. Willetts                     Director                                      September 26, 1997
-------------------------------
     Dale W. Willetts


/s/  W. Howard Haun                       Director                                      September 26, 1997
-------------------------------
     W. Howard Haun


                                           Director
-------------------------------
     Stephen W. Cavanaugh

                      THE COMPANY DOCTOR AND SUBSIDIARIES



                               TABLE OF CONTENTS

Independent Auditors' Report.............................................................F - 2

Financial Statements

    Consolidated Balance Sheet - June 30, 1997...........................................F - 3

    Consolidated Statements of Operations - Years Ended June 30, 1997 and 1996...........F - 4

    Consolidated Statement of Changes in Stockholders' Equity -
     Years Ended June 30, 1997 and 1996..................................................F - 5

    Consolidated Statements of Cash Flows - Years Ended June 30, 1997 and 1996...........F - 7

Notes to Consolidated Financial Statements...............................................F - 9

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
The Company Doctor and Subsidiaries
Irving, Texas


We have audited the accompanying consolidated balance sheet of The Company Doctor (a Delaware corporation) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Company Doctor and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.





                                            Ehrhardt Keefe Steiner & Hottman PC

August 8, 1997
Denver, Colorado

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                                   ASSETS (NOTE 6)
Current assets
       Cash and cash equivalents (Notes 2 and 11)                                            $    414,422
       Short-term investments (Notes 3, 10 and 11)                                                350,000
       Accounts receivable
             Trade, less allowance for doubtful accounts of $210,000 (Note 2)                   1,920,719
             Related parties (Note 8)                                                             215,189
             Other                                                                                 16,932
       Prepaid expenses (Note 2)                                                                  144,034
                        Total current assets                                                    3,061,296

Property and equipment (Notes 2, 4, and 7)                                                      2,549,493
       Less accumulated depreciation and amortization                                            (939,935)
                                                                                                1,609,558
Other assets
       Restricted cash (Note 11)                                                                  618,881
       Restricted short-term investments (Notes 3, 10, and 11)                                    400,768
       Intangibles, net (Notes 2, 5 and 12)                                                     9,528,963
       Other assets (Notes 5 and 9)                                                               386,300
       Investments (Notes 3, 10 and 11)                                                         1,900,114
                                                                                             ------------
                        Total other assets                                                     12,835,026

Total assets                                                                                 $ 17,505,880
                                                                                             ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Current portion of long-term debt (Notes 2 and 6)                                     $  2,049,744
       Current maturities of capital lease obligations (Note 7)                                   121,913
       Accounts payable and accrued expenses                                                    1,152,043
       Claims payable (Note 10)                                                                   236,796
                                                                                             ------------
                        Total current liabilities                                               3,560,496

Claims payable (Note 10)                                                                        1,065,962
Long-term debt (Notes 2 and 6)                                                                  1,375,000
Capital lease obligations, net of current maturities (Note 7)                                     182,209
                                                                                             ------------

                        Total liabilities                                                       6,183,667

Commitments and contingency (Notes 8, 11 and 13)

Stockholders' equity (Notes 2, 11, and 12)
       Preferred stock, $.01 par value, 5,000,000 shares authorized
           Series A convertible, no shares issued                                                    --
       Common stock; $.01 par value; 25,000,000 shares authorized; 4,906,949 shares issued
        and outstanding at June 30, 1997                                                           49,070
       Additional paid-in capital                                                              13,807,152
       Accumulated deficit                                                                     (2,534,009)
                                                                                             ------------
                        Total stockholders' equity                                             11,322,213

Total liabilities and stockholders' equity                                                   $ 17,505,880
                                                                                             ============


                See notes to consolidated financial statements.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Year Ended June 30,
                                             ---------------------------
                                                 1997            1996
                                             ------------    -----------
Revenues                                     $ 11,034,467    $  4,193,906

Cost of services provided                       5,460,919       1,433,170
General and administrative expenses             5,954,044       2,536,751
Marketing expenses                                299,307          94,964
Development and acquisition costs                 313,015         202,468
                                             ------------    ------------
                                               12,027,285       4,267,353
                                             ------------    ------------

Loss from operations                             (992,818)        (73,447)

Other (expense) income
       Interest income                            300,097         139,082
       Interest expense                          (480,488)        (82,665)
                                             ------------    ------------
                                                 (180,391)         56,417
                                             ------------    ------------

Net loss before income tax (expense)
  benefit                                      (1,173,209)        (17,030)

Income tax (expense) benefit (Note 9)            (127,000)        100,000
                                             ------------    ------------

Net (loss) income                            $ (1,300,209)   $     82,970
                                             ============    ============

Net (loss) income per common share           $       (.27)   $        .02
                                             ============    ============

Weighted average common shares outstanding      4,765,004       4,091,775
                                             ============    ============


                See notes to consolidated financial statements.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Common Stock
                                                                       Preferred Stock       ----------------------
                                                                           Series A            Number                   Additional
                                                                    --------------------         of           Par           of
                                                                      Shares      Value        Shares        Value       Capital
                                                                    ---------  ---------     -----------  ---------   -------------
Balance at June 30, 1995                                                --      $   --        2,208,443   $  22,085   $  1,003,009

Stock issued for services in conjunction with a private
  placement completed in 1993, valued at $5.50 (Note 12)                --          --          106,712       1,067         (1,067)

Issuance of preferred, Series A at $1.25 per share net of
  $102,500 of offering costs (Note 12)                               400,000       4,000           --          --          393,500

Issuance of common stock net of $2,126,569 of offering costs
  (Note 12)                                                             --          --        1,840,000      18,400      7,570,031

Imputed costs associated with stock options granted to
  underwriter in conjunction with initial public offering
  (Note 12)                                                             --          --             --       312,245           --

Conversion of preferred, Series A to common stock in
  conjunction with the initial public offering (Note 12)            (400,000)    400,000          4,000        --             --

Exercise of stock options and warrants (Note 12)                        --          --            1,200          12          6,638

Issuance of stock in conjunction with acquisitions of medical
  practices, valued at $5.25 and $10.25 per share (Note 2)              --          --          120,139       1,201        970,990

Net income                                                              --          --             --          --             --
                                                                ------------    --------   ------------   ---------   ------------

Balance at June 30, 1996                                                --          --        4,676,494      46,765     10,255,346

                                                                Accumulated      Stockholders'
                                                                   Deficit           Equity
                                                               --------------    -------------
Balance at June 30, 1995                                        $ (1,316,770)   $   (291,676)

Stock issued for services in conjunction with a private
  placement completed in 1993, valued at $5.50 (Note 12)                --              --

Issuance of preferred, Series A at $1.25 per share net of
  $102,500 of offering costs (Note 12)                                  --           397,500

Issuance of common stock net of $2,126,569 of offering costs
  (Note 12)                                                             --         7,588,431

Imputed costs associated with stock options granted to
  underwriter in conjunction with initial public offering
  (Note 12)                                                             --           312,245

Conversion of preferred, Series A to common stock in
  conjunction with the initial public offering (Note 12)                --              --

Exercise of stock options and warrants (Note 12)                        --             6,650

Issuance of stock in conjunction with acquisitions of medical
  practices, valued at $5.25 and $10.25 per share (Note 2)              --           972,191

Net income                                                            82,970          82,970
                                                                ------------    ------------

Balance at June 30, 1996                                          (1,233,800)      9,068,311


Continued on the following page


                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Continued from previous page.

                                                                    Preferred Stock           Common Stock
                                                                       Series A          ---------------------
                                                                   -----------------       Number                   Additional
                                                                   Number of   Par          of          Par           Paid-in
                                                                    Shares    Value        Shares      Value         Capital
                                                                   ---------  ------     ----------  ---------     ------------

Balance at June 30, 1996                                                 --     --        4,676,494     46,765      10,255,346

Escrow shares returned (Note 12)                                         --     --         (150,000)    (1,500)          1,500

Imputed value of stock options and warrants granted for
  consulting services and debt acquisition (Note 12)                     --     --             --         --           259,982

Issuance of stock in conjunction with acquisitions of medical
  practices, valued at $9.75, $9.92 and $8.87 per share (Note 2)         --     --          338,337      3,384       3,278,616

Additional shares issued in conjunction with acquisition of
  medical practice to adjust $350,000 of stock to $6.38 per
  share which was originally valued at an estimated $10.25 per
  share at the acquisition date (Note 2)                                 --     --           19,943        199            (199)

Exercise of stock options and warrants (Note 12)                         --     --            2,177         22          12,107

Additional shares issued to extend registration rights related
  to stock issued in conjunction with acquisitions (Note 2)              --     --           19,998        200            (200)

Net loss                                                                 --     --             --         --              --
                                                                      -----   -----       ---------   --------     ------------

                                                                         --   $ --        4,906,949   $ 49,070     $ 13,807,152
                                                                      =====   =====       =========   ========     ============

                                                                                  Accumulated     Stockholder's
                                                                                    Deficit          Equity
                                                                                  ------------    ------------
Balance at June 30, 1996                                                            (1,233,800)      9,068,311

Escrow shares returned (Note 12)                                                          --              --

Imputed value of stock options and warrants granted for
  consulting services and debt acquisition (Note 12)                                      --           259,982

Issuance of stock in conjunction with acquisitions of medical
  practices, valued at $9.75, $9.92 and $8.87 per share (Note 2)                          --         3,282,000

Additional shares issued in conjunction with acquisition of
  medical practice to adjust $350,000 of stock to $6.38 per
  share which was originally valued at an estimated $10.25 per
  share at the acquisition date (Note 2)                                                  --              --

Exercise of stock options and warrants (Note 12)                                          --            12,129

Additional shares issued to extend registration rights related
  to stock issued in conjunction with acquisitions (Note 2)                               --              --

Net loss                                                                            (1,300,209)     (1,300,209)
                                                                                  ------------    ------------

                                                                                  $ (2,534,009)   $ 11,322,213
                                                                                  ============    =---=========


                See notes to consolidated financial statements.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Years Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      1997          1996
                                                                                  -----------    -----------
Cash flows from operating activities
     Net (loss) income                                                            $(1,300,209)   $    82,970
                                                                                  -----------    -----------
     Adjustments to reconcile net (loss) income to net cash used in operating activities
         Depreciation and amortization                                                752,484        163,620
         Deferred taxes                                                               100,000       (100,000)
         Imputed value of options granted for services                                  9,982           --
         Change in assets and liabilities
              Accounts receivable                                                    (165,506)      (385,711)
              Prepaid expenses                                                        (28,001)       (77,517)
              Other assets                                                           (247,057)      (110,958)
              Checks written in excess of bank balance                                   --          (18,265)
              Accounts payable and accrued expenses                                   211,913       (501,117)
                                                                                  -----------    -----------
                                                                                      633,815     (1,029,948)
                                                                                  -----------    -----------
                  Net cash used in operating activities                              (666,394)      (946,978)
                                                                                  -----------    -----------

Cash flows from investing activities
     Cash acquired from medical practices                                             282,802      1,139,056
     Purchases of property and equipment                                             (581,740)      (482,825)
     Redemption (purchase) of investments                                             229,928     (1,881,469)
     Change in restricted cash                                                       (118,881)      (500,000)
     Purchase of intangibles                                                         (637,276)       (97,863)
                                                                                  -----------    -----------
                  Net cash used in investing activities                              (825,167)    (1,823,101)
                                                                                  -----------    -----------

Cash flows from financing activities
     Payments on notes payable to sellers                                          (2,831,010)          --
     Payments from notes payable                                                   (3,569,684)       506,250
     Net proceeds from sales of stock                                                  12,129      8,304,826
     Proceeds on notes payable                                                      2,779,071        (33,143)
     Payments on equipment leases                                                    (120,956)      (371,421)
                                                                                  -----------    -----------
                  Net cash (used in) provided by financing activities              (3,730,450)     8,406,512
                                                                                  -----------    -----------

Cash and cash equivalents (decrease) increase                                      (5,222,011)     5,636,433
Cash and cash equivalents at beginning of period                                    5,636,433           --
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $   414,422    $ 5,636,433
                                                                                  ===========    ===========

Supplemental disclosures of interest paid:
         Interest paid on borrowings for the years ended June 30, 1997 and 1996 was $454,446 and $95,528, respectively

Supplemental disclosures of noncash investing and financing activities:
        Purchases of medical equipment through capital leases for the year ended June 30, 1997 and 1996 was $292,933 and $0, respectively

Continued on next page


                See notes to consolidated financial statements.

                      THE COMPANY DOCTOR AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Continued from previous page.

        During the year ended June 30, 1997, the Company acquired three medical practices located in Dallas, El Paso and Fort Worth, Texas (Note 2). The combined aggregate purchase price of $8,070,000 was paid in 358,335 shares of common stock valued at $3,282,000, $1,844,000 cash and notes payable totaling $2,944,0000.
        The assets acquired were as follows:

                                               Total
                                            -----------
Assets acquired

    Cash                                    $   283,000
    Accounts receivable                         692,000
    Fixed assets                                139,000
    Other                                        18,000
                                            -----------
                                              1,132,000
Liabilities assumed
    Accounts payable and accrued expenses
                                               (162,000)
    Net assets acquired                         970,000
Aggregate purchase price                      8,070,000

    Goodwill                                $ 7,100,000
                                            ===========


During 1997, the Company granted 400,000 warrants to a financing company in connection with obtaining debt financing. The imputed value of the warrants at the date of grant was recorded as loan costs with a corresponding increase in paid-in-capital.


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

Andicare, Inc. (Andicare), Emergency Occupational Physician's Services, Inc.
(EOPS), and Risk Management Assurance Corporation ("RMAC") are wholly owned subsidiaries of TCD and are in the business of providing services identical to TCD, except for RMAC which is in the business of providing insurance. Andicare services its patients from one clinic in Louisiana, EOPS from six clinics in the Dallas/Fort Worth Metroplex, one in Lancaster, Baytown and El Paso Texas.

RMAC underwrote a workers' compensation policy for its former stockholder and its affiliates from approximately July 1, 1987 to January 1, 1992 when the company became inactive. Currently, the only operations of RMAC are the payment on approximately 60 outstanding claims filed prior to December 31, 1991.

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

Accounts and Notes Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers related to providing industrial/occupational medical and related services. All customers are located in close proximity to the Company's clinics which are located in the Dallas/Fort Worth Metroplex, Shreveport, Louisiana, Baytown and El Paso Texas and Little Rock, Arkansas areas.

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

Investments which are held-to-maturity are recorded at amortized cost while available-for-sale investments are recorded at fair value. During fiscal 1997, there were no material unrealized gains or losses on available-for-sale investments.

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

Loan Origination Fees

Direct costs incurred for the origination of loans are deferred and amortized to expense on a straight-line basis over the contractual terms of the loans.

Claims Payable

Unpaid claims are based on estimates of reported claims. While management believes the reserve for claims is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Physicians Group

Due to legislative requirements concerning the practice of medicine in the state of Texas, the Company has entered into an agreement with the Physicians Group (a company owned 100% by a stockholder of the Company) for the services of physicians.

The Physicians Group employs doctors who provide medical services to third parties and after covering the costs associated with the physicians, remit proceeds to the Company for management services. The structure of the agreement between the Company for its Texas clinics and the Physicians Group requires that all income be paid to the Company for management services or to the physicians for compensation and performance bonuses. The accompanying consolidated financial statements reflect transactions with the Physicians Group on a basis as if the Company and Physicians Group were "combined" or "consolidated" as revenue reflects all Texas clinic revenue billed to patients and expenses reflect compensation paid to the Physicians Group doctors.

Total revenue billed to third parties and compensation paid associated with the Physicians Group is as follows:

                                         June 30,
                                  ----------------------
                                     1997         1996
                                  ----------   ----------
Revenue billed to third parties   $9,005,279   $2,865,602
                                  ==========   ==========

Compensation to doctors           $2,507,502   $  534,674
                                  ==========   ==========


Investment in Limited Liability Company

In June 1995, the Company, along with St. Vincent Infirmary Medical Center (St. Vincent), formed a business called HealthFirst to provide medical services. The Company owns 50% of the outstanding stock of the limited liability company
(LLC) and manages the operations of HealthFirst; St. Vincent owns the other 50% and has agreed to provide up to $500,000 of the initial capitalization of the LLC. Under the terms of the agreement, the Company and St. Vincent will split profits based on ownership after the initial capitalization of $500,000 has been repaid to St. Vincent. If the new LLC is not successful, the Company has no obligation to repay any portion of the $500,000 initial capitalization. The Company receives a $4,000 per month fee to manage the facility and has loaned $30,000 at June 30, 1997 to start operations which is to be repaid out of the $500,000 capitalization (Note 6). The Company accounts for its 50% investment in HealthFirst using the equity method of accounting. The Company's total investment of $1,000 was fully used by its share of the June 30, 1995 net operating loss of HealthFirst and the Company has recorded a liability for approximately $30,000 for its share of losses exceeding the $500,000 of initial capitalization which arose in fiscal 1997.

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

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the allowance for bad debts and net operating loss carryforwards.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, receivables, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 1997 because of the relatively short maturity of these instruments.

It is not applicable to estimate the fair value of the receivables from related parties due to the inability to estimate fair value without incurring excessive costs.

The fair value of held-to-maturity investments approximated fair value at June 30, 1997. As noted above, available-for-sale investments are recorded at fair value.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has recorded approximately $1,300,000 of claims payable (Note 10) for the estimated liability related to unpaid losses from workers' compensation claims. Such reserves are continually reviewed based upon changes in the nature of the claims outstanding. Accordingly, the reserve is subject to changes due to circumstances not presently known.

Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents are included in weighted average number of common shares outstanding unless they are anti-dilutive.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the June 30, 1996 consolidated financial statements have been reclassified to conform with the June 30, 1997 presentation.


NOTE 2 - ACQUISITIONS

In August of 1996, the Company entered into agreements to purchase Doctor's Inn (Dr. Inn) in El Paso, Texas and Northside Family Medical Clinic, P.A. (Northside) in Fort Worth, Texas and in September of 1996, the Company entered into an agreement to purchase Beltline North Medical Clinic (Beltline) in Dallas, Texas.

The accompanying consolidated financial statements includes the results of operations from the effective date of the acquisitions, or July 1, 1996 for Dr. Inn and Beltline and from August 21, 1996 for Northside.

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

The aggregate purchase price allocated to the assets acquired and liabilities assumed which are included in the consolidated financial statements consists of:

     Asset acquired
         Cash                                    $   283,000
         Accounts receivable                         692,000
         Fixed assets and other                      157,000
                                                 -----------
                                                   1,132,000
     Liabilities assumed:
         Accounts payable and accrued expenses      (162,000)

Net assets acquired                                  970,000

Costs associated with acquisition                    558,000
Fair value of common stock issued                  3,282,000
Notes payable incurred                             2,944,000
Cash                                               1,844,000
                                                 -----------

Goodwill                                         $ 7,658,000
                                                 ===========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITIONS (CONTINUED)

The common stock issued in the acquisitions of Drs. Inn, Northside and Beltline were recorded at the market value of the stock at the date of the individual acquisition which was $9.72, $9.75 and $8.87, respectively.

Pursuant to the Acquisition Agreements described above, the Company was obligated to give registration rights on the related common stock issued. As the registration rights were not completed by the agreed upon date, the Company was required to issue 19,998 additional shares in exchange for an extension. As of June 30, 1997, all related common stock had been registered.

In fiscal year 1996, the Company entered into agreements to purchase Doyle M. Sharp, M.D. (Sharp) in Lancaster, C.A. Riser MD, d/b/a Occupational and Family Medicine (OFM) in Baytown, and RMAC for approximately $2,709,000 including 120,139 shares of common stock.

Per the acquisition document for the Baytown clinic, the seller was to receive 33,334 of stock upon closing and an estimated 34,959 additional shares in February 1997 equal to $350,000. To account for a change in the market value of the stock from the date of grant to the issuance date, an additional 19,943 shares were issued.

Pro Forma Statement of Operations

As the acquisition date was near or at the beginning of fiscal year 1997 for Dr. Inn, Beltline and Northside, respectively, the pro forma results of operations for the year ended June 30, 1997 are not presented.

The unaudited pro forma results of operations had the Company acquired Dr. Inn, Beltline and Northside, Inc. as of July 1, 1995 are as follows for the year ended June 30, 1996:

Revenues                      $9,145,000
                              ==========

Net income                    $  541,000
                              ==========

Net income per common stock          .12

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS

The following is a summary of investments at June 30, 1997:

                                Amortized Cost or Fair Value*
                             ------------------------------------
                              Current     Long-Term       Total
                             ----------   ----------   ----------
U.S. treasury notes          $  350,382   $1,900,114   $2,250,496
Municipal and agency bonds      400,386         --        400,386
                             ----------   ----------   ----------

                             $  750,768   $1,900,114   $2,650,882
                             ==========   ==========   ==========

* As the cost or amortized cost approximates fair value of all investments at June 30, 1997, there were no material unrealized gains or losses during fiscal 1997.

The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1997, by contractual maturity, are shown below:

Due in one year or less                  $  750,768
Due after one year through five years     1,550,114
Due after five years through ten years      350,000
                                         ----------

                                         $2,650,882
                                         ==========

There were no sales of available-for-sale investments during fiscal 1997 and therefore there were no proceeds from sales or realized gains or losses.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 1997:

Medical equipment                          $1,427,886
Furniture, fixtures and office equipment      976,265
Leasehold improvements                        145,342
                                           ----------
                                            2,549,493
  Less accumulated depreciation and
    amortization                             (939,935)
                                           ----------

                                           $1,609,558
                                           ==========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLES AND OTHER ASSETS

Intangibles consist of the following at June 30, 1997:

                                      Cost
                                  -----------
Goodwill                          $ 9,635,313
Loan origination fees (Note 12)       390,097
Accumulated amortization             (496,447)
                                  -----------

                                  $ 9,528,963
                                  ===========

Other assets consist of the
 following at June 30, 1997

Prepaid tax deposit               $   324,163
Other                                  62,137
                                  -----------

                                  $   386,300
                                  ===========


The State of Texas has established an assessment under the provisions of the Texas Property and Casualty Insurance Guaranty Act whereby a company makes contributions to the Texas Property and Casualty Insurance Guaranty Association and can use these contributed funds as a credit against future premium tax liabilities. As of June 30, 1997, the Company has deposited $324,163 of contributions, net of credits used in 1989 to 1991. No impairment is necessary as the Company anticipates generating premium income in future years from underwriting new workers' compensation insurance policies.


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following at June 30, 1997:

$5,000,000 revolving loan with a finance company, principal
and interest payable monthly based on collections of accounts receivable - trade; interest is at bank prime (8.50% at June 30,
1997) plus 2%. Borrowings are limited to 80% of eligible
receivables as defined in the agreement. The loan matures
April 1999 and is collateralized by trade receivables.
                                                                      $1,279,321

Note payable - finance company, interest at bank prime
  (8.50% at June 30, 1997) plus 4%. Interest only payments
  through March 1998 at which time monthly principal payments of $41,667 plus accrued interest commence. The note matures
  April 1999 and is collateralized by substantially all assets of the Company.
                                                                       1,500,000

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT (CONTINUED)


Note payable - sellers, interest at 9.5%, due in monthly
installments of $25,000 including interest through June 1998 when unpaid principal and interest are due. Collateralized by the assets of the El Paso clinic with a net book value of
approximately $525,000.                                                 523,354

Note payable - seller, interest at 9.5%, due in monthly
installments of $11,965, plus accrued interest through February
1998 when unpaid principal and interest are due. Collateralized by the assets of the Fort Worth Clinic with a net book value of
approximately $217,000.                                                  92,069

Note payable to a limited liability affiliate (Note 1), interest
at 9%. The note is collateralized by the equipment of HealthFirst.       30,000
                                                                     ----------
                                                                      3,424,744
Less current portion                                                 (2,049,744)
                                                                     ----------

                                                                     $1,375,000
                                                                     ==========

Installments due on long-term debt subsequent to June 30, 1997 are as follows:

                  Year Ending June 30,
                  --------------------
                            1998                $  2,049,744
                            1999                   1,375,000
                                                ------------

                                                $  3,424,744
                                                ============


The Company is subject to various financial and restrictive covenants on long-term notes to the finance company.


NOTE 7 - CAPITAL LEASES

The Company leases medical and office equipment under capital leases which require monthly payments ranging from $112 to $1,947 including interest and expire between September 1997 and October 2001. The following is a summary of assets under capital leases at June 30, 1997:

Medical equipment          $ 171,531
Office equipment             313,718
Accumulated amortization    (114,254)
                           ---------

                           $ 370,995
                           =========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - CAPITAL LEASES (CONTINUED)

Future minimum lease payments for capital lease obligations are as follows at June 30, 1997:

         Year ending June 30,
         --------------------
         1998                                                             $  158,339
         1999                                                                110,960
         2000                                                                 58,921
         2001                                                                 43,825
         2002                                                                  6,759
                                                                          ----------
         Total minimum lease payments                                        378,804
         Less amounts representing interest                                  (74,682)
                                                                          ----------
         Present value of minimum lease payments                             304,122
         Less current maturities                                            (121,913)
                                                                          ----------

                                                                          $  182,209
                                                                          ==========


NOTE 8 - RELATED PARTY TRANSACTIONS

Related Party Receivables

At June 30, 1997, the Company had advanced funds to four shareholders in the normal course of business for travel and other related costs totaling approximately $80,000. Additionally, the Company has receivables due from HealthFirst of approximately $79,000 for advances to assist in funding operations and $96,000 for management fees.

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

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The Company has the following temporary differences which result in deferred tax asset or liabilities at June 30, 1997:

Allowance for credit loss         $  77,000
Net operating loss carryforward     736,000
                                  ---------
                                    813,000
Valuation allowance                (813,000)
                                  ---------

                                  $     --
                                  =========


At June 30, 1996, the Company has approximately $2,164,000 of net operating loss carryforwards for income tax reporting purposes which expire in 2008 through 2012. The valuation allowance related to the deferred tax asset has been increased $275,000 in the current year due to the current year operating losses.


NOTE 10 - CLAIMS PAYABLE

The consolidated financial statements include the estimated liability for unpaid losses from workers' compensation claims of approximately $1,300,000 at June 30, 1997. The liabilities for losses are determined using case-basis evaluations and represent estimates of the ultimate net cost of all unpaid losses as of June 30, 1997. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. The Company anticipates the liability in fiscal 1998 could increase if it begins to underwrite new policies. Such adjustments will be reflected in current operations.


NOTE 11 - COMMITMENTS AND CONTINGENCY

Leases

The Company leases office and clinic space and equipment under noncancellable operating leases, expiring through October 2006.

NOTE 11 - COMMITMENTS AND CONTINGENCY

Future minimum lease payments for the remaining terms of the leases are as follows:

Year ending June 30,
--------------------
      1998                 $  717,376
      1999                    636,936
      2000                    594,734
      2001                    417,002
      2002                    287,729
Thereafter                    753,561
                           ----------

                           $3,407,338
                           ==========

Rent expense for the years ended June 30, 1997 and 1996 was $711,552 and $291,887, respectively.

Marketing Agreement

The Company previously entered into a five year joint marketing program with an insurance carrier to market a worker's compensation insurance product under the name "Comp 2000". Expenses of the program are to be approved by the Company and insurance carrier prior to their expenditure or they are an expense to the party which incurred them.

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

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The State of Texas imposes certain capital requirements of insurance companies on a statutory basis. Under the applicable regulations, RMAC is required to maintain minimum capital stock of $1,000,000 and minimum surplus of $1,000,000 at June 30, 1997. Additionally, cash and short-term investments in excess of the current claims payable of $236,796 are restricted in their use and cannot be used in any Company operations other than RMAC's operations.


NOTE 12 - STOCKHOLDERS' EQUITY

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

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Public Offering (continued)

In conjunction with the public offering, the Company's stockholders were required by the underwriter to deposit an aggregate of 150,000 shares of common stock of the Company in an escrow account. The release of the shares was subject to the Company meeting certain earnings per share amounts for the period ending December 31, 1996. The earnings requirement was not met and the related escrowed shares were returned and canceled. This transaction is reflected as a reduction in common stock and additional paid-in-capital during the year ended June 30, 1997 in the accompanying consolidated financial statements.

Equity Agreement

During 1993, the Company entered into an agreement with two unrelated individuals to raise equity for the Company. Under the terms of the agreement, the individuals received a non-diluted 5% interest each in the Company if they were successful in raising $1,000,000 in financing. The 5% was to increase to 7.5% each if the Company did not reach certain performance criteria by January 1995. In connection with the agreement, the Company issued 355,074 shares in 1993 upon the completion of the private placement. The Company did not meet the performance criteria and issued an additional 106,712 shares in 1995. Since the issuance of the 106,712 shares results from a contract to raise equity financing, the value of the shares has been reflected as "offering costs" associated with the 1993 private placement and accordingly charged to additional paid-in capital.

Sale of Stock in a Private Offering

During November 1995, the Company sold 400,000 shares of its Series A preferred stock at $1.25 per share. The Series A preferred stock automatically converted into common stock in February 1996 upon completion of the initial public offering. The proceeds of this offering were $397,500, net of offering costs of $102,500.

Stock Option Plan

Effective January 1, 1995, the Company adopted a Stock Option Plan that provides incentive for qualified and non-qualified options. The plan covers an aggregate of 1,040,875 shares. The plan is administered by a committee appointed by the Board of Directors (Committee). Options must be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Incentive options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of the greater of 110% of fair value of the common stock on the date of grant. The incentive options are exercisable six months after the date of grant and expire up to ten years from date of grant or up to five years from the date of grant for incentive options to stockholders who possess more than 10% of the outstanding common stock.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plan (continued)

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

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plan (continued)

The following is a summary of options and warrants at June 30, 1997:

                                                                       Weighted
                                                                        Average
                                                        Exercise       Exercise
                                                        Price Per      Price Per
                            Options       Warrants        Share          Share
                          -----------   -----------    -----------     ---------
Balance - June 30, 1995          --             --     $      --        $   --

Granted                       560,500      2,000,000   $5.25-$8.14      $ 6.71

Exercised                      (1,000)          (200)  $      5.25      $ 5.25
                          -----------    -----------   -----------      ------

Balance - June 30, 1996       559,500      1,999,800   $5.25-$8.14      $ 6.71

Granted                        16,310        400,000   $5.25-$7.00      $ 6.85

Exercised                      (1,777)          (400)  $5.25-$7.00      $(5.57)

Canceled                      (59,742)          --     $      5.25      $(5.25)
                          -----------    -----------   -----------      ------

Balance - June 30, 1997       514,291    $ 2,399,400   $5.25-$8.14      $ 6.76
                          ===========    ===========   ===========      ======

Stock Options and Warrants

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options and warrants granted to employees. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  June 30,
                                        ---------------------------
                                            1997             1996
                                        -------------    ----------
Net (loss) income - as reported         $  (1,300,209)   $   82,970
Net loss - pro forma                    $  (1,329,436)   $  (68,073)
(Loss) income per share - as reported   $        (.27)   $      .02
Loss per share - pro forma              $        (.28)   $     (.02)

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

Options and warrants granted to non-employees for services and loan fees resulted in the Company recording compensation expense of $9,982 and loan costs of $250,000 which are being amortized over a two year term of the notes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 34.82%; discount rate of 10.00%; and expected lives of 5 to 10 years.


NOTE 13 - PROFIT SHARING PLAN

Effective January 1, 1997, the Company adopted a 401(k) plan. Under this plan, all employees are eligible to participate in the 401(k) plan following their six month anniversary of employment on specified entry dates and upon attaining age 18.

Employer contributions for each participant is a matching contribution up to 100% of the initial $1,000 of salary deferral and thereafter equal to 25% of the participants eligible contributions for the year which does not exceed 6% of compensation. Employees may contribute through salary reductions up to 15% of their compensation. Employer contributions become 100% vested with an employee reaching the age of 65.

Prior to this date, the contributions become vested as follows:

                                   Percent of
                                 Nonforfeitable
         Years of Service          Interest
         ----------------        --------------
                1                      0%
                2                      20%
                3                      40%
                4                      60%
                5                      80%
                6 or more             100%


Contributions of approximately $49,000 were accrued to the 401(k) plan for the year ended June 30, 1997. Matching employer contributions are satisfied with the Company's common stock.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - PROFIT SHARING PLAN (CONTINUED)

The Company also has a Profit Sharing Trust with the same eligibility and vesting requirements as the 401(k) plan. Employer contributions are at the sole discretion of the Company's Board of Directors. Contributions are allocated to participants based on their eligible compensation. No contributions were allocated to the profit sharing trust for the year ended June 30, 1997.

                                EXHIBIT INDEX


EXHIBIT NO      DESCRIPTION
----------      -----------
  #    2.2      Stock Purchase Agreement by and between Rubus Realty Company and the Company.

  ##   2.3      Asset Purchase Agreement by and between C.A. Riser, M.D. and the Company.

  ##   2.4      Asset Purchase Agreement by and between C.A. Riser, M.D. and
                Donald F. Angle, M.D., P.A.

  +    2.5.1    Stock Purchase Agreement by and among Doctors' Inn,
                Incorporated, Henry H. Calderoni, Francisco J. Guerra and the
                Company.

  oo   2.5.2    Amendment to Stock Purchase Agreement by and among Doctors'
                Inn, Incorporated, Henry H. Calderoni, Francisco J. Guerra and
                the Company.

  +    2.6      Stock Purchase Agreement by and among Francisco J. Guerra,
                M.D., P.A., Francisco J. Guerra, M.D. and Donald F. Angle,
                M.D., P.A.

  +    2.7      Stock Purchase Agreement by and between Henry H. Calderoni,
                M.D., P.A., Henry H. Calderoni, M.D. and Donald F. Angle, M.D.,
                P.A.

  ++   2.8      Asset Purchase Agreement by and among Northside Family Medical
                Clinic Professional Association, J.W. Czewski, D.O., and The
                Company Doctor.

  ++   2.9      Stock Purchase Agreement by and among Northside Family Medical
                Clinic Professional Association, J.W. Czewski, D.O., and
                Donald F. Angle, M.D., P.A.

  **   2.10     Stock Purchase Agreement by and among Robert G. Duchouquette,
                M.D., P.A., Robert G. Duchouquette, M.D. and The Physician
                Group, P.A.

  **   2.11     Stock Option Agreement by and between Robert G. Duchouquette,
                M.D. and the Company.

  **   2.12     Registration Rights Agreement by and between Robert G.
                Duchouquette, M.D. and the Company.

  *    3.1.1    Certificate of Incorporation of the Company as filed on June 4,
                1992 with the Secretary of State of the State of Delaware.

  *    3.1.2    Certificate of Amendment to Certificate of Incorporation of the
                Company as filed on October 5, 1995 with the Secretary of State of the State of Delaware.

  *    3.2.1    Amended and Restated By-Laws of the Company.


EXHIBIT NO.     DOCUMENT
----------      --------
  *    4.1      Form of specimen certificate for Common Stock of the Company.

  *    4.2      Form of specimen certificate for Warrants of the Company.

  *    4.4      Form of Unit Purchase Option issued by the Company to Royce
                Investment Group, Inc.

  *    4.5.1    Form of Warrant Agreement by and among the Company, Continental
                Stock Transfer & Trust Company and Royce Investment Group, Inc.

  x    4.5.2    Amendment to Warrant Agreement by and among the Company,
                Continental Stock Transfer & Trust Company and Royce Investment
                Group, Inc.

  xx   4.6      Letter Agreement, dated April 15, 1997, by and between the
                Company and HealthCare Financial Partners - Funding II, L.P.

  *    10.1.1   Employment Agreement by and between Donald F. Angle and the
                Company.

  *    10.1.2   Employment Agreement by and between Fred G. Parrish and the
                Company.

 ***   10.2     Amended and Restated Omnibus Stock Plan, effective January 1,
                1995, as amended on March 10, 1997.

  *    10.3.1   Lease Agreement, dated June 21, 1991, by and between Twin
                Towers Investment Partnership and Emergency Occupational
                Physician's Services, Inc. and Addendum Number One, dated
                September 30, 1993.

  *    10.3.2   Lease Agreement, dated September 30, 1993, by and between
                Dallas Forest Park Corporation and Emergency Occupational
                Physician's Services Incorporated.

  *    10.3.3   Lease Agreement, dated June 19, 1993, by and between AGF
                Stadium Place, Ltd. and the Company.

  **   10.3.4   Commercial Real Estate Lease, dated October 1, 1996, by and among Quad Corners Investments, Ltd., a Texas Limited
                Partnership, The Physician Group, P.A., and the Company.

  o    10.3.5   Sublease Agreement, dated April 23, 1996, by and between
                Dominion Oil and Gas Corporation and the Company.

  o    10.3.6   Sublease Agreement, dated on or about January 1, 1992, by and between San Jacinto Methodist Hospital and Dr. C. A. Riser (as
                predecessor in interest to the Company).

  o    10.3.7   Lease and Addendum, dated December 15, 1991 and December 30,
                1991, respectively, by and between Dr. Jim W. Czewski (as
                predecessor in interest to the Company) and John D. Willbanks, et al.

  o    10.3.9   Lease Agreement, dated April 1, 1996, by and between HCT
                Management & Ventures Company and the Company.

  x    10.3.10  Lease Agreement, dated February 20, 1997, by and between Rudd
                Properties and the Company.



EXHIBIT NO.     DOCUMENT
-----------     --------
  x    10.3.11  Lease Agreement, dated June 11, 1997, by and between Dr. Nabil
                A. Mouffarej, M.D. and Hanan T. Mouffarej and Andicare
                Incorporated, a wholly owned subsidiary of the Company.

  x    10.3.12  Lease Agreement, dated September 18, 1996, by and between
                Westwood Crown Partners, Ltd. and Emergency Occupational
                Physicians Services, Inc., a wholly owned subsidiary of the
                Company.

  x    10.3.13  Second Amendment to Lease Agreement, dated December 18, 1996, by and between Twin Towers Investment Partnership and Emergency
                Occupational Physician's Services, Inc., a wholly owned
                subsidiary.

  *    10.5     Joint Marketing Agreement, dated March 23, 1995, by and between
                Employers General Insurance Group and the Company.

  *    10.6.1   Practice Management, Consulting and Clinic Services Agreement,
                dated November 1, 1995, by and between Donald F. Angle, M.D.
                P.A. and the Company.

  x    10.6.2   Amendment to Practice Management, Consulting and Clinic
                Services Agreement, dated November 1, 1995, by and between
                Donald F. Angle, M.D. P.A. and the Company.

  *    10.7.1   Practice Management Agreement, dated April 1, 1995, by and between Doyle L. Sharp, M.D. P.A. and the Company.

  *    10.7.2   Addendum to Practice Management Agreement, effective December
                19, 1995, by and among the Company, Doyle Sharp M.D. P.A. and
                Donald F. Angle, M.D. P.A.

  *    10.8.1   Operating Agreement of HealthFirst Center, L.L.C., by and among
                HealthFirst Center, L.L.C., St. Vincent Infirmary Medical
                Center and the Company.

  *    10.8.2   MSO Management Agreement by and between HealthFirst Center,
                L.L.C. and the Company.

  *    10.8.3   Loan and Security Agreement, dated July 27, 1995, by and
                between St. Vincent Infirmary Medical Center and HealthFirst
                Center, L.L.C.

  *    10.8.4   Form of Secured Promissory Note from HealthFirst Center, L.L.C.
                to St. Vincent Infirmary Medical Center.

  *    10.8.5   Practice Management Agreement by and between HealthFirst
                Center, L.L.C. and Donald F. Angle, M.D. P.A.

  *    10.9     Form of Preferred Employee Plan agreement between various
                employer customers and the Company.

  *    10.9.1   Form of Amendment to Letter of Agreement between Preferred
                Employee Plan customers, the Company and Donald F. Angle, M.D.
                P.A.

  *    10.10.1  Equity Capital Formation Letter Agreement, dated March 10,
                1992, among EOPS, Dale Willetts and Jack P.  Kennedy.

  *    10.10.2  Amendment No. 1 to Equity Capital Formation Letter Agreement,
                dated August 24, 1992, among EOPS, Dale Willetts and Jack P.
                Kennedy.

  *    10.10.3  Memorandum of Understanding, dated June 22, 1994, by and among
                Dale W. Willetts, John P. Kennedy and the Company.



EXHIBIT NO.     DOCUMENT
----------      --------
  *    10.10.4  Amendment No. 2 to Letter Agreement, dated November 1, 1995, among the Company, John P. Kennedy and Dale W. Willetts.

  *    10.11    Consulting Agreement, dated March 10, 1992, between Jack P.
                Kennedy and EOPS.

  *    10.12.1  Exchange Agreement, dated July 24, 1992, by and among EOPS,
                Andicare, Donald F. Angle, M.D. and the Company.

  *    10.12.2  Exchange Agreement, dated July 20, 1992, by and among Andicare,
                Donald F. Angle, M.D., Carl S. Luikart, M.D., Ann Angle and the
                Company.

  *    10.12.3  Exchange Agreement, dated July 24, 1992, by and among EOPS,
                Donald F. Angle, M.D., Jan Kohout, M.D., Dennis Sullivan and the Company; Settlement Agreement, dated September 26, 1995, by and between Dennis M. Sullivan, M.D. and the Company; and Settlement Agreement, dated September 26, 1995, by and between
                Jan Kohout, M.D. and the Company.

  o    10.13    Promissory Note, dated May 6, 1996, from the Company to
                BankOne, Texas, N.A.

  x    10.14.1  Loan and Security Agreement, dated April 15997, by and between
                The Company, Andicare, Inc., Emergency Occupational Physician's
                Services, Inc., (collectively, the "Borrower"), and HCFP
                Funding, Inc.

  x    10.14.2  Amendment to Loan and Security Agreement, dated April 15997, by and between The Company, Andicare, Inc., Emergency Occupational
                Physician's Services, Inc., (collectively, the "Borrower"), and
                HCFP Funding, Inc.

  *    21       Subsidiaries of the Company.

  x    23       Consent of Ehrhardt Keefe Steiner & Hottman PC, independent certified public accountants for the Company.

  x    27       Financial Data Schedule


----------------
x    Filed herewith.
* Incorporated by reference from the issuer's Registration Statement on Form SB-2 (S.E.C. File No. 33-74876-D) as declared effective on February 6, 1996.
# Incorporated by reference from the Issuer's Form 8-K for event date of July 9, 1996.
## Incorporated by reference from the Issuer's Form 8-K for event date of August 15, 1996.
+ Incorporated by reference from the Issuer's Form 8-K for event date of August 21, 1996.
++ Incorporated by reference from the Issuer's Form 8-K for event date of August 28, 1996.
** Incorporated by reference from the Issuer's Form 8-K for event date of September 20, 1996.
o Incorporated by reference from the Issuer's Form 10-KSB for the fiscal year ended June 30, 1996.
xx   Incorporated by reference from the Issuer's Form S-3 Registration
     Statement (S.E.C. File No. 333-30977).
xxx  Incorporated by reference from the Issuer's Form S-8 Registration
     Statement (S.E.C. File No. 333-32305).
oo   Incorporated by reference from the Issuer's Form S-3 Registration
     Statement (S.E.C. File No. 333-21705).

    (b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the 1997 fiscal year.