Form 10QSB
period 1997-09-30
COMPANY DOCTOR
filed 1997-11-14
CIK 921612

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period fromto

     Commission File Number 1-14150
     ------------------------------

                        THE COMPANY DOCTOR
----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                            72-1234136
-------------------------          ----------------------------
(State or other Jurisdiction of             (I.R.S.  Employer
 Incorporation or Organization)             Identification No.)

5215 NorthO' Connor Blvd., Suite 1800, Irving, Texas             75039
----------   ---------------------------------------          --------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number, including area code:               (972) 401-8300

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been
subject to the filing requirements for the past 90 days.   Yes X  No .
                                                              --

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 4,906,949  shares of the Issuer's common stock, at par value of
          ----------
$.01 per share, outstanding as of OCTOBER 31, 1997.

                                    PART I

ITEM  1.          FINANCIAL  STATEMENTS

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


                                          September 30,     June 30,
                                              1997            1997
                                           -----------     -----------
                                            Unaudited

                                    ASSETS
Current assets
 Cash and cash equivalents                 $  324,580      $  414,422
 Short-term investments                            -          350,000
 Accounts receivable
   Trade, less allowance for
    doubtful accounts of $210,000
    at September 30,
    1997 and $210,000 at June 30, 1997      2,296,763       1,920,719
   Related parties                            218,782         215,189
   Other                                       17,825          16,932
 Prepaid expenses                             332,064         144,034
                                              --------        --------
       Total current assets                 3,190,014       3,061,296

Property and equipment                      2,634,965       2,549,493
 Less accumulated depreciation
  and amortization                         (1,040,984)       (939,935)
                                           -----------      ---------
                                            1,593,981       1,609,558
Other assets
 Restricted cash                              586,758         618,881
 Restricted short-term investments            850,300         400,768
 Intangibles, net                           9,408,036       9,528,963
 Other assets                                 320,942         386,300
 Investments                                1,703,171       1,900,114
                                           ----------      ----------
       Total other assets                  12,869,207      12,835,026
                                          -----------      -----------

Total assets                            $  17,653,202   $  17,505,880
                                         =============      =============

                     LIABILITIES AND STOCKHOLDERS - EQUITY
Current liabilities
 Notes payable                           $  2,049,225    $  2,049,744
 Current maturities of capital
  lease obligations                           108,853         121,913
 Accounts payable and accrued expenses      1,443,474       1,152,043
 Claims payable                               222,345         236,796
                                              --------      --------
       Total current liabilities            3,823,897       3,560,496

Long-term liabilities
 Claims payable                             1,031,395       1,065,962
 Capital lease obligations, net
   of current maturities                      158,367         182,209
 Notes payable                              1,422,916       1,375,000
                                       ----------------        ---------
       Total liabilities                    6,436,575       6,183,667
                                          ----------      ----------

Stockholders' equity
 Preferred stock, $.01 par value,
  5,000,000 shares authorized Series A
  convertible, no shares issued                  -                -
 Common stock, $.01 par value;
  25,000,000 shares authorized;
  4,906,949 shares issued and outstanding     49,070          49,070
 Additional paid-in-capital               13,807,152      13,807,152
 Accumulated equity                       (2,639,595)     (2,534,009)
                                        -----------       ------------
       Total stockholders' equity         11,216,627      11,322,213
                                         -----------      -----------

Total liabilities and stockholders
 equity                                $  17,653,202     $17,505,880


                     THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended
                                                      September 30,
                                              ----------------------------
                                                1997               1996
                                              ----------         ---------
                                                       (Unaudited)
Revenues                                    $  3,018,569       $  2,788,998

Cost of services provided                      1,470,417          1,386,648
General and administrative expenses            1,488,923          1,266,279
Marketing expenses                                72,932             62,072
Development and acquisition costs                    -               87,885
                                               ---------          ---------
                                               3,032,272          2,802,884
                                               ----------         ----------

Loss from operations                             (13,703)           (13,886)

Other income (expense)
 Interest expense                               (145,295)           (45,706)
 Interest income                                  49,719             96,252
 Other gain                                        3,693                 -
                                                ---------          --------
   Total other income (expenses)                 (91,883)            50,546
                                                --------            -------

Net (loss) income before income taxes           (105,586)            36,660

Income tax benefit                                   -              166,000
                                                ----------        ---------

Net (loss) income                            $  (105,586)        $  202,660
                                              ===========       ==========

Net (loss) income per common share               $  (.02)        $      .04
                                              ===========       ==========

Weighted average common shares outstanding     4,906,949          5,545,647
                                               ==========     ============

                     THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                 For the Three Months Ended
                                                        September 30,
                                              -----------------------------
                                                 1997                1996
                                              ----------          ---------
                                              (Unaudited)        (Unaudited)

Cash flows from operating activities
 Net (loss) income                           $  (105,586)      $  202,660
                                             ------------      ----------
 Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities
   Depreciation and amortization                 219,331          160,466
   Amortization of deferred loan costs            30,063               -
   Deferred tax asset                                 -          (175,000)
   Change in assets and liabilities
     Accounts receivable                        (380,530)        (244,071)
     Prepaid expenses                           (188,030)        (390,016)
     Other assets                                 65,358         (382,149)
     Accounts payable and accrued expenses       291,431          481,586
     Claims payable                              (49,018)         (93,143)
                                                 --------       --------
                                                 (11,395)        (642,327)
                                                 --------       ---------
       Net cash used in operating activities    (116,981)        (439,667)
                                                ---------       ---------

Cash flows from investing activities
 Purchases of property and equipment             (85,473)        (181,384)
 Cash acquired from medical practices                 -           337,484
 Change in restricted investments (increase)    (449,532)             -
 Change in restricted cash-non-current -
  decline                                         32,123               -
 Proceeds from investments                       546,943          271,244
 Purchase of intangibles                         (27,417)         216,907
                                                 --------       --------
     Net cash (used in) provided investing
      activities                                  16,644          644,251
                                                 -------         --------

Cash flows from financing activities
 Proceeds from line-of-credit and note payable   219,806           46,537
 Proceeds from exercised warrants and stock
  options                                            -             17,380
 Payments on notes payable and due to sellers   (172,409)      (2,800,736)
 Payments on equipment leases                    (36,902)         (10,915)
                                                 --------       --------
    Net cash provided by (used in)
      financing  activities                       10,495       (2,747,724)
                                                 -------        ---------

Cash and cash equivalents decrease               (89,842)      (2,543,150)

Cash and cash equivalents at beginning of
 period                                          414,422        5,636,433
                                                 --------      ----------

Cash and cash equivalents at end of period    $  324,580     $  3,093,283
                                              ==========      ============

Supplemental disclosures of interest paid:
     Interest paid on borrowings for the three months ended September 30, 1996 and September 30, 1997 was $9,983 and $115,232 respectively.

Supplemental disclosure of noncash investing and financing activities:
     In the quarter ended September 30, 1996, the Company acquired three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:


Assets acquired
 Cash                      $  337,484
 Accounts receivable          704,362
 Property and equipment       138,731
 Prepaid expense and other      6,116
                               ------
                            1,186,693
Liabilities assumed
 Accounts payable and
  accrued expenses            247,716
                             --------
 Net assets acquired          938,977
 Fair value of common stock
   issued                   3,282,066

 Due to sellers - accounts
   and notes payable -
   current                  4,481,944
 Due to sellers - notes
  payable - long-term         305,556
                             --------

                         $  7,130,589
                          ============

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------

The summary of the Registrant's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB of June 30, 1997.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications
-----------------

Certain amounts in the September 30, 1996 consolidated financial statements have been reclassified to conform with the September 30, 1997 presentation.

------
                      THE COMPANY DOCTOR AND SUBSIDIARIES


ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Forward-Looking  Statements
---------------------------

The subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the further capitalization of the insurance subsidiary, acquisitions of additional complementary medical practices and establishing and managing new facilities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Liquidity  and  Capital  Resources
----------------------------------

On September 30, 1997, the Company had cash and cash equivalents of $324,580 and in addition the Company had other current assets totaling $2,865,434 resulting in total current assets of $3,190,014. Current liabilities were $3,823,897 which resulted in a current ratio of .83 to 1.0.

Over the next twelve months, the Company will need working capital for operations and anticipates capital may be required for the Company's possible expansion. New medical facilities usually require the leasing or purchase of a minimum of $80,000 of medical equipment. The Company may continue to seek additional practices for its management portfolio and must also continue to meet capitalization requirements for RMAC, its wholly owned subsidiary insurance company. The Company intends to continue to explore sources and arrangements to obtain working capital and growth capital.


Results  of  Operations
-----------------------

REVENUE

Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, revenues and net income during the Company's fiscal quarters ending December 31 and June 30 of each year, will tend to be somewhat lower than the remaining quarters of the fiscal year.

Net revenues for the three months ended September 30, 1997 increased by $229,571 or 8.2% to $3,018,569 from the $2,788,998 revenue level achieved for the same three month period ended September 30, 1996. The growth is mainly attributable to the further development of the facilities managed by the Company and the Company's ability to capture additional market share.

Cost  of  Services  Provided
----------------------------

Cost of services provided for the quarter ended September 30, 1997, was $1,470,417, as compared to $1,386,648 at September 30, 1996. As a percentage of net revenues, such costs were 48.7% which was comparable to the 49.7% level of the same quarter one year ago. The increase is attributable to an increase in operating efficiencies due to increasing revenues.

General  and  Administrative
----------------------------

General and administrative expenses for the three months ended September 30, 1997, were $1,488,923 as compared to $1,266,279 at September 30, 1996. As a percentage of revenue, those expenses were 49.3%, which was an increase from the 45.4% for the same three month period in the prior year. The increase was due to higher depreciation expense resulting from additions to fixed assets and amortization costs resulting from acquisition related goodwill and financing costs. The Company continues its cost-containment efforts in the management of fixed and variable costs.

Marketing  Expenses
-------------------

Marketing expenses were $72,932 at September 30, 1997 compared to $62,072 at September 30, 1996, or 2.4% compared to 2.2% as a percentage of revenues during the respective periods. This expense is expected to continue to rise in future periods as the Company expands in both its existing and new markets.

Development  and  Acquisition  Costs
------------------------------------

The Company had no development and acquisition costs in the quarter ended September 30, 1997, but had $87,885 of such costs in the three months ended
September  30,  1996.    These  costs  in  1996 were a result of the Company's
expansion activities in two major areas: (1) pursuing and negotiating affiliations or acquisitions with physicians who had established occupational medicine practices or patient bases which could be served in an occupational medical setting; and (2) development costs for the acquired insurance company subsidiary, RMAC.

Other  Income  or  Expense
--------------------------

Interest income for the quarter ended September 30, 1997 was $49,719 or 1.7% of revenue, as compared to $96,252 or 3.5% of revenue for the same quarter a year ago. Interest income was earned from funds invested from the proceeds of the Company's initial public offering, and from the interest bearing investments in the acquired insurance company subsidiary. Interest expense increased in the three months ended September 30, 1997 to $135,274 from $45,706 for the three months ended September 30, 1996 primarily due to a term loan and a revolving line of credit, which the Company obtained on April 15, 1997.

Net  Income
-----------

As a result of the factors described above, the Company recorded a net loss of $105,585 in the three months ended September 30, 1997, or 3.5% as a percentage of revenues, as compared to $202,660 net income (after a net income tax benefit of $166,000), or 7.3% of revenues, in the three months ended September 30, 1996. The loss from operations was comparable for the three months ended September 30, 1997 and 1996 at $13,703 and $13,886, respectively. At June 30, 1997, the Company had approximately $2.449 million (including $1.3 million for the year ended June 30, 1997) of net operating loss carryforwards (for income tax reporting purposes) which expire in the year 2008 through 2012. However, the use of net operating loss carryforward may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the three months ended September 30, 1996 due to the addition of medical practices in that quarter, and the historical profitability of such practices, resulting in a net $166,000 deferred tax benefit on the income statement. This same item had no effect on the income statement for the quarter ended September 30, 1997.

                                    PART II

Item  1.  Legal  proceedings  -  none
Item  2.  Changes  in  securities  and  use  of  proceeds

          (a)  Not  applicable
          (b)  Not applicable
          (c)  Not applicable
          (d) The Company registered 1,840,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock, for sale to the public at a price of $5.25 per unit on a Form SB-2 Registration Statement (Reg. No. 33-99530-D) (the "Registration Statement") declared effective on February 6, 1996.

               The offering was completed in February 1996 and the Company received gross proceeds of $9,660,000. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions were $869,400, expenses paid to or for underwriters were $364,800, and other expenses were $525,124, for total
               expenses  of  $1,759,324.    None  of  such  expenses  were
               direct or indirect payments to directors, officers, or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. The resulting net offering proceeds to the Company after payment of all expenses was $7,900,676. Additionally, the Company recognized a $312,245 non-cash charge to offering costs related to the imputed costs associated with stock options granted to the underwriter in conjunction with the offering.

               From the effective date of the Registration Statement through November 6, 1997, the net offering proceeds have been used by the Company as follows: purchase and installation of machinery and equipment, $1,060,600; acquisition of other businesses, $2,683,600; repayment of indebtedness, $318,400; working capital, $891,776; general and administrative expenses, $305,200; opening new facilities, $237,500; marketing and promotional, $123,500; and purchase and capitalization of
               the  insurance  subsidiary,  $2,275,100.    None  of  such
               expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company except for approximately $26,000 which was paid to officers and directors for reimbursement of general and administrative expenses and directors' fees. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospective contained in the Registration Statement and all of the offering proceeds have now been applied.

Item  3.       Defaults  upon  senior  securities  -  none
Item  4.       Submission of matters to a vote of security holders - none
Item  5.       Other  information  -  none
Item  6.       Exhibits  and  reports  on  Form  8-K:
                (a)  Exhibits  None
                (b)  Forms  8-K     None

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE  COMPANY  DOCTOR
                                            (Issuer)


Date:  November  13,  1997                   By: /s/ Fred G. Parrish

                                             Fred  G.  Parrish
                                             V.P.,  Chief  Operating  Officer,
                                             Chief  Financial  Officer



Date:  November  13,  1997                   By: /s/ Dale W. Willetts

                                             Dale  W.  Willetts
                                             Acting  Chief  Executive  Officer