Form 10QSB
period 1997-12-31
COMPANY DOCTOR
filed 1998-02-17
CIK 921612

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

     OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period fromto

     Commission File Number 1-14150
     ------------------------------

                         THE COMPANY DOCTOR
---------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

        DELAWARE                       72-1234136  (State or
-------------------------          ----------------------------
other Jurisdiction of                  (I.R.S.  Employer
Incorporation or Organization)        Identification No.)

5215 North O' Connor Blvd., Suite 1800, Irving, Texas               75039
-----------------------------------------------------              ------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number, including area code:             (972) 401-8300


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

There were 4,906,949  shares of the Issuer's common stock, at par value of
          ----------
$.01 per share, outstanding as of December 31, 1997.

                      THE COMPANY DOCTOR AND SUBSIDIARIES


                                    PART I
ITEM 1.    FINANCIAL STATEMENTS

                     THE COMPANY DOCTOR AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                            December 31,     June 30,
                                                1997           1997
                                            -----------    -----------
                                             Unaudited
                                    ASSETS
Current assets
 Cash  and  cash  equivalents              $    151,512    $    414,422
 Short-term  investments                             -          350,000
 Accounts receivable
   Trade,  less  allowance  for
     doubtful accounts of $210,000            2,058,119       1,920,719
   Related  parties                             228,665         215,189
   Other                                         17,321          16,932
 Prepaid  expenses                              215,655         144,034
                                              ---------       ---------
       Total  current  assets                 2,671,272       3,061,296
                                              ---------       ---------

Property  and  equipment                      2,642,653       2,549,493
 Less  accumulated  depreciation
  and  amortization                          (1,143,368)        (99,935)
                                              ---------       ---------
 Net  Property  and  equipment                1,499,285       1,609,558
                                              ---------       ---------

Other assets
 Restricted  cash                               432,383         618,881
 Restricted  short-term  investments            599,396         400,768
 Intangibles,  net                            9,314,182       9,528,963
 Other  assets                                  438,687         386,300
 Investments                                  2,053,921       1,900,114
                                             ----------      ----------
       Total  other  assets                  12,838,569      12,835,026
                                             ----------      ----------

Total  assets                               $17,009,126     $17,505,880
                                             ==========      ==========

                     LIABILITIES AND STOCKHOLDERS - EQUITY
Current liabilities
 Notes  payable                             $ 2,050,197     $ 2,049,744
 Current maturities of capital lease
   obligations                                  101,777         121,913
 Accounts  payable  and  accrued  expenses    1,661,133       1,152,043
 Claims  payable                                157,110         236,796
                                             ----------      ----------
       Total  current  liabilities            3,970,217       3,560,496

Long-term liabilities
 Claims  payable                              1,042,673       1,065,962
 Capital  lease  obligations,  net  of
  current  maturities                           140,906         182,209
 Notes  payable                               1,375,000       1,375,000
                                             ----------      ----------
       Total  liabilities                     6,528,796       6,183,667
                                             ----------      ----------

Stockholders' equity
 Preferred stock, $.01 par value,
  5,000,000 shares authorized Series A
  convertible, no shares issued                      -               -
 Common stock, $.01 par value; 25,000,000
  shares authorized; 4,906,949 shares
  issued and outstanding                         49,070          49,070
 Additional  paid-in-capital                 13,807,152      13,807,152
 Accumulated  equity                         (3,375,892)     (2,534,009)
                                             ----------      ----------
       Total  stockholders'  equity          10,480,330      11,322,213
                                             ----------      ----------

Total  liabilities  and  stockholders
  equity                                    $17,009,126     $17,505,880
                                             ==========      ==========

                     THE COMPANY DOCTOR AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Six Months Ended
                                                        December 31,
                                                 ------------------------
                                                    1997           1996
                                                 ----------     ---------
                                    (Unaudited)

Revenues                                         $5,610,299    $5,444,001

Cost of services provided                         2,912,797     2,629,690
General and administrative expenses               3,084,496     2,750,640
Marketing expenses                                  166,801       114,927
Development and acquisition costs                    58,500       222,482
                                                  ---------     ---------
                                                  6,222,594     5,717,739
                                                  ---------     ---------

Loss  from  operations                             (612,295)     (273,738)

Other income (expense)
 Interest expense                                  (294,646)     (179,075)
 Interest income                                     99,359       174,197
 Other expenses                                     (34,301)           -
                                                  ---------      --------
     Total  other  income  (expenses)              (229,588)       (4,878)
                                                  ---------      --------

Net loss before income taxes                       (841,883)     (278,616)

Income tax benefit                                       -        157,000
                                                  ---------     ---------

Net loss                                         $ (841,883)   $ (121,616)
                                                  =========     =========

Basic net loss per common share                  $     (.17)   $     (.02)
                                                  =========     =========

Weighted average common shares outstanding        4,906,949     5,031,509
                                                  =========     =========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended
                                                         December 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ----------        ---------
                                    (Unaudited)

Revenues                                          $2,591,730      $2,655,003

Cost  of  services  provided                       1,442,380       1,413,042
General  and  administrative  expenses             1,595,573       1,314,361
Marketing  expenses                                   93,869          52,855
Development  and  acquisition  costs                  58,500         134,597
                                                   ---------       ---------
                                                   3,190,322       2,914,855
                                                   ---------       ---------

Loss  from  operations                              (598,592)       (259,852)

Other income (expense)
 Interest  expense                                  (149,351)       (133,369)
 Interest  income                                     49,640          77,945
 Other  expenses                                     (37,994)             -
                                                   ---------       ---------
     Total  other  income  (expenses)               (137,705)        (55,424)
                                                   ---------       ---------

Net  loss  before  income  taxes                    (736,297)       (315,276)

Income  tax  expense                                      -           (9,000)
                                                   ---------       ---------

Net  loss                                        $  (736,297)    $  (324,276)
                                                 ===========      ===========

Basic  net  loss  per  common  share             $      (.15)    $      (.06)
                                                 ===========      ==========

Weighted  average  common  shares  outstanding     4,906,949       5,017,008
                                                 ===========      ==========

                     THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   For the Six Months Ended
                                                          December 31,
                                                   -------------------------
                                                       1997          1996
                                                    ----------     ---------
                                    (Unaudited)
Cash flows from operating activities
 Net loss                                         $  (841,883)    $  (121,616)
                                                   ----------      ----------
 Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                     502,382         340,005
    Deferred tax asset                                     -         (175,000)
    Change in assets and liabilities
     Accounts receivable                             (151,265)       (242,544)
     Prepaid expenses                                 (71,621)       (207,331)
     Other assets                                     (52,387)         (4,971)
     Accounts payable and accrued expenses            509,090         635,801
     Claims payable                                  (102,975)       (281,209)
                                                    ---------       ---------
                                                      633,224          64,751
                                                    ---------       ---------
       Net cash used in operating activities         (208,659)        (56,865)
                                                    ---------       ---------

Cash flows from investing activities
 Purchases of property and equipment                  (93,160)       (217,609)
 Cash acquired from medical practices                      -          337,484
 Change in restricted investments                    (198,628)              -
 Change in restricted cash-non-current                186,498               -
 Proceeds from investments                            196,193        (408,239)
 Purchase of intangibles                              (84,168)       (414,004)
                                                     --------       ---------
       Net cash provided by (used in)
        investing activities                            6,735        (702,368)
                                                     --------       ---------

Cash flows from financing activities
 Proceeds from line-of-credit and note payable        349,476        (669,163)
 Proceeds from exercised warrants and stock options        -           12,130
 Payments on notes payable and due to sellers        (349,023)     (2,372,713)
 Payments on equipment leases                         (61,439)        (40,550)
                                                     --------        --------
        Net cash used in financing activities         (60,986)     (3,070,296)
                                                     --------        ---------

Cash  and cash equivalents decrease                  (262,910)     (3,829,529)

Cash and cash equivalents at beginning of period      414,422       5,636,433
                                                     --------      ----------

Cash and cash equivalents at end of period         $  151,512     $ 1,806,904
                                                    =========     ===========

Supplemental disclosures of interest paid:
     Interest paid on borrowings for the six months ended December 31, 1996 and December 31, 1997 was $39,348 and $169,943 respectively.

                      THE COMPANY DOCTOR AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Continued from previous page.

Supplemental disclosure of noncash investing and financing activities:
 During the six months ended December 31, 1996, the Company acquired three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:


Assets acquired
 Cash                            $  337,484
 Accounts receivable                704,362
 Property and equipment             138,731
 Prepaid expense and other            6,116
                                  ---------
                                  1,186,693
Liabilities assumed
 Accounts payable and accrued
  expenses                          247,716
 Net assets acquired                938,977
 Fair value of common stock
  issued                          3,282,066

 Due to sellers - accounts
  and notes payable - current     4,481,944
 Due to sellers - notes payable
  - long-term                       305,556
                                  ---------

                                 $7,130,589
                                ===========

Additionally, the Company acquired $164,605 of property and equipment under capital lease.

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------

The summary of the Registrant's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB of June 30, 1997.

During the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. No diluted earnings per share information is presented as all dilutive potential common shares are antidilutive.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications
-----------------

Certain amounts in the December 31, 1996 consolidated financial statements have been reclassified to conform with the December 31, 1997 presentation.

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

Liquidity  and  Capital  Resources
----------------------------------

As of December 31, 1997, the Company's principal sources of liquidity included
cash  and  cash  equivalents  of   $151,512, and other current assets totaling
$2,519,760, resulting in total current assets of $2,671,272. Current liabilities were $3,970,217 which resulting in negative working capital of $1,298,945 and a current ratio of .67 to 1. The Company's other current assets referred to above totaling the $2,519,760, consisted of accounts receivable of $2,304,105 and prepaid expenses of $215,655. The Company also had investments of $45,000 in "Investments", consisting of U.S. treasury notes maturing in excess of one year from December 31, 1997 and therefore are classified as long-term assets. These U.S. treasury notes could be sold and converted to cash at any time, and would effectively increase current assets to $2,716,272 and decrease the negative working capital to $1,253,945 and increase the current ratio to .68 to 1. Regular monthly payments and balloon payments made on April 15, 1997 have reduced the balance due on Notes Payable to sellers from $3,536,670 due on December 31, 1996 to $266,401 due on December 31, 1997.

On December 17, 1997, a press release by the Company, stated that an agreement had been signed whereby HealthSouth (NYSE) will be acquiring the Company. Subsequent to December 31, 1997, the Company received approximately $250,000 from HealthSouth to meet a portion of current operating requirements.
Should the agreement with HealthSouth not be consummated, for any reason, the Company's continued existence is dependent on obtaining other sources of working capital for operations and to fund its current deficit. The Company would also be required to continue to meet capitalization requirements for RMAC, its wholly owned subsidiary insurance company.

Results  of  Operations
-----------------------

REVENUE

Revenues are derived primarily from the management of physician practices engaged in the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational health care services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. The Company's business exhibits some seasonality. From November through January, factors such as plant closings, vacations and holidays result in fewer occupational injuries and illnesses. Also, employers generally hire fewer employees in the calendar year's fourth quarter, thus reducing the number of pre-hiring physical examinations and drug and alcohol tests during this period. Patient visits also decline in summer months due to plant closings, vacations and fewer illnesses related to adverse weather. Accordingly, revenues and net income during the Company's second and fourth fiscal quarters of each year (quarters ended December and June), will tend to be somewhat lower than the remaining quarters of the fiscal year.

Net revenues for the six months ended December 31, 1997 increased by $166,298 or 3.1% to $5,610,299 from the $5,444,001 revenue level achieved for the same six month period ended December 31, 1996. The growth is attributable to two factors: 1) the further development of the facilities managed by the Company; and 2) the Company's ability to capture additional market share.

Cost  of  Services  Provided
----------------------------

Cost of services provided for the six months ended December 31, 1997, was $2,912,797, an increase of $283,107 or 10.8% as compared to $2,629,690 at
December 31, 1996. As a percentage of net revenues, cost of services provided were 51.9%, an increase of 3.6% from 48.3% of the same six month period one year ago. This increase is primarily due to increases in certain areas including medical consumable supplies, pharmacy, and lab fees for drug screens increasing $141,473 over the same period a year ago primarily resulting from impaired relationships with lower cost vendors due to the Company's
working  capital  deficit.    Also,  salaries  for physical therapy personnel
have increased $95,262 over the same period a year ago in an effort to meet higher future demands for these services.

General  and  Administrative
----------------------------

General and administrative expenses for the six months ended December 31, 1997, were $3,084,496, an increase of $333,856, or 12.1%, over expenses of $2,750,640 for the same period a year ago. As a percentage of revenues, general and administrative expenses were 55.0%, an increase of 4.4% from 50.6% for the same six month period a year ago. A significant portion of the increase, or $162,376, was due to higher depreciation expense resulting from additions to fixed assets and higher amortization costs resulting from acquisition related goodwill and financing costs. Additionally, the Company incurred $36,488 of salary and travel costs related to temporary management of the Company while the President was incapacitated.

The Company has continued its cost-containment efforts in the management of fixed and variable costs. Various expenses are largely fixed and certain of these were negatively impacted by several factors. One of these contributing factors is bank service charges which increased $33,447 or 212% from $15,746 for the six months ended December 31, 1996 to $49,193 for the six months
ended  December  31,  1997.    This  increase  is the  result  of the lock box
banking system  required by the Company's new lender.

Another of these factors is expense for rent and repairs and maintenance. These expenses increased $110,954 or 30.9% from $358,840 for the six months ended December 31, 1996 to $469,794 for the six months ended December 31, 1997. The financial statements for the six months ended December 31,1996 do not reflect rent expense and repairs and maintenance expense for a full six months for all clinics currently being managed as some of the clinics were acquired during the six month period. One clinic expanded its space and two clinics moved to new locations in 1997.

Marketing  Expenses
-------------------

Marketing expenses increased $51,874 or 45.2% from $114,927 for the six months ended December 31, 1996 to $166,801 for the six months ended at December 31, 1997. This amount represents 2.1.% compared to 2.9% of revenues during the respective periods. This expense is likely to continue to rise in future periods as the Company expands in both its existing and new markets.

Development  and  Acquisition  Costs
------------------------------------

The Company had $58,500 of development and acquisition costs in the six months ended December 31, 1997, but had $222,482 of such costs in the six months ended December 31, 1996. These costs equaled 1.0% and 4.1% of revenues for the 1997 and 1996 periods, respectively, and were a result of the negotiations with HealthSouth in 1997 and the Company's expansion activities in two major areas in 1996: (1) pursuing and negotiating affiliations or acquisitions with physicians who had established occupational medicine practices or patient bases which could be served in an occupational medical setting; and (2) development costs for the acquired insurance company subsidiary, RMAC.

Other  Income  or  Expense
--------------------------

Interest income for the six months ended December 31, 1997 was $99,359 or 1.8% of revenue, as compared to $174,197 or 3.2% of revenue for the same six months a year ago. Interest income was earned from funds invested from the proceeds of the Company's initial public offering, and from the interest bearing investments in the acquired insurance company subsidiary. The proceeds from the Company's initial public offering were invested in U.S. Treasury Notes. These investments were sold over the course of the calendar year 1997 in order to meet cash flow needs. As of December 31, 1997, all but $45,000 of these U.S. Treasury Notes had been utilized in meeting operating cash flow needs.

Interest expense increased $115,571 or 64.54% in the six months ended December 31, 1997 to $294,646 from $179,075 for the six months ended December 31, 1996 primarily due to a term loan and a revolving line of credit which the Company obtained on April 15, 1997. The major portion of the other interest expense was related to capital leases and to existing debt at December 31, 1996 incurred in connection with the acquisition of five clinic practices during that six month period.

Net  Income
-----------

As a result of the factors described above, the Company recorded a net loss of $841,883 ($.17 per share) before income taxes for the six months ended December 31, 1997, or 15.0% of revenues, as compared to a net loss before income taxes of $278,616 ($.02 per share), or 5.1% of revenues, for the six months ended
December  31,  1996.    At June 30, 1997, the Company had approximately $2.449
million (including $1.3 million for the year ended June 30, 1997) of net operating loss carryforwards (for income tax reporting purposes) which expire
in  the  year  2008  through  2012.    However,  the use of net operating loss
carryforward may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $333,000 in the six months ended December 31, 1996 due to the addition of medical practices in that quarter, and the historical profitability of such practices, resulting in a net $157,000 deferred tax benefit on the income statement. This same item had no effect on the income statement for the six months ended December 31, 1997.

     PART  II

Item  1.          Legal  proceedings  -  none
Item  2.          Changes  in  securities  and  Use  of  Proceeds  -  none
Item  3.          Defaults  upon  senior  securities  -  none
Item  4.          Submission  of  matters to a vote of security holders - none
Item  5.          Other  information  -  none
Item  6.          Exhibits  and  reports  on  Form  8-K:
                        (a)  Exhibits
                        27   Financial Data Schedule
                        (b)  Forms  8-K                        None

                                                      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE  COMPANY  DOCTOR
               (Registrant)


Date:  FEBRUARY  16,  1998                             By: /s/ Fred G. Parrish
       -------------------

       Fred  G.  Parrish
       V.P.,  Chief  Operating  Officer,
       Chief  Financial  Officer



Date:  FEBRUARY  16,  1998                            By: /s/ Dale W. Willetts
       -------------------

       Dale  W.  Willetts
       Acting  Chief  Executive  Officer