Form 10QSB
period 1998-03-31
COMPANY DOCTOR
filed 1998-05-15
CIK 921612

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  1998

     OR

     [    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     EXCHANGE  ACT

     For  the  transition  period  from to

                   Commission  File  Number  1-14150
                   ---------------------------------

                        THE  COMPANY  DOCTOR
    -----------------------------------------------------------------------
     (Exact  Name  of  Small  Business  Issuer  as  Specified  in its Charter)

        DELAWARE                          72-1234136
(State or other  Jurisdiction  of       (I.R.S.  Employer
 Incorporation  or  Organization)      Identification No.)

5215  North  O'  Connor  Blvd.,  Suite 1800, Irving, Texas               75039
----------------------------------------------------------              ------
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

There  were  4,906,949    shares of the Issuer's common stock, at par value of
           -----------
$.01  per  share,  outstanding  as  of  March  31,  1998.



                      THE COMPANY DOCTOR AND SUBSIDIARIES

                                    PART I
ITEM  1.     FINANCIAL  STATEMENTS


                          CONSOLIDATED BALANCE SHEET


                                                March 31,        June 30,
                                                  1998             1997
                                              -------------   -------------
                                                Unaudited
                                    ASSETS
Current  assets
 Cash  and  cash  equivalents                 $    518,913     $    414,422
 Short-term  investments                               -            350,000
 Accounts  receivable
   Trade, less  allowance  for doubtful
     accounts of $210,000                        2,254,051        1,920,719
   Related  parties                                307,861          215,189
   Other                                            15,213           16,932
 Prepaid  expenses                                 125,998          144,034
                                               -----------        ----------
       Total  current  assets                    3,222,036        3,061,296
                                               -----------        -----------

Property  and  equipment                         2,645,539        2,549,493
 Less  accumulated  depreciation
  and  amortization                             (1,243,079)        (939,935)
                                               -----------        ----------
 Net  property  and  equipment                   1,402,460        1,609,558
                                               -----------        ----------

Other  assets
 Restricted  cash                                  893,582          618,881
 Restricted  short-term  investments             1,148,524          400,768
 Intangibles,  net                               9,193,243        9,528,963
 Other  assets                                     333,324          386,300
 Investments                                       956,171        1,900,114
                                               -----------        ---------
       Total  other  assets                     12,524,844       12,835,026
                                               -----------        ---------

Total  assets                                  $17,149,340      $17,505,880
                                                ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Notes  payable                                $ 2,742,387      $ 2,049,744
 Current  maturities of capital lease
  obligations                                       99,092          121,913
 Accounts  payable  and  accrued  expenses       1,606,341        1,152,043
 Claims  payable                                   125,395          236,796
                                                ----------       ----------
       Total  current  liabilities               4,573,215        3,560,496

Long-term  liabilities
 Claims  payable                                 1,037,554        1,065,962
 Capital  lease  obligations,  net  of
  current  maturities                              119,649          182,209
 Notes  payable                                  1,400,000        1,375,000
                                                ----------       ----------
       Total  liabilities                        7,130,418        6,183,667
                                                ----------       ----------

Stockholders'  equity
 Preferred  stock,  $.01  par  value,
  5,000,000  shares  authorized  Series A
  convertible,  no  shares  issued                    -                -
 Common  stock, $.01 par value; 25,000,000
  shares authorized; 4,906,949 shares
  issued  and  outstanding                          49,070          49,070
 Additional  paid-in-capital                    13,807,152      13,807,152
 Accumulated  deficit                           (3,837,300)     (2,534,009)
                                               -----------     ------------
       Total  stockholders'  equity             10,018,922      11,322,213
                                               -----------      -----------

Total  liabilities and stockholders equity     $17,149,340     $17,505,880
                                               ===========     ===========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                             For the Nine Months Ended
                                                      March  31,
                                             -------------------------
                                                 1998          1997
                                             -----------    ----------
                                                     (Unaudited)

Revenues                                     $ 8,229,513    $ 8,288,724

Cost  of  services  provided                   4,250,427      4,098,730
General  and  administrative  expenses         4,662,658      4,260,561
Marketing  expenses                              238,361        210,307
Development  and  acquisition  costs              58,500        307,265
                                              ----------      ---------
                                               9,209,946      8,876,863
                                              ----------      ---------

Loss  from  operations                          (980,433)      (588,139)

Other  income  (expense)
 Interest  expense                              (432,884)      (279,878)
 Interest  income                                146,539        245,303
 Other  loss                                     (36,513)           -
                                               ---------       ---------
     Total  other  income  (expenses)           (322,858)       (34,575)
                                               ---------       ---------

Net  loss  before  income  taxes              (1,303,291)      (622,714)

Income  tax  benefit                                -           148,000
                                               ----------     ---------

Net  loss                                    $(1,303,291)    $ (474,714)
                                              ==========      ==========

Basic  net  loss  per  common  share         $       (27)    $     (.09)
                                              ===========     ==========

Weighted average common shares outstanding     4,906,949       5,008,221
                                              ==========      ==========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended
                                                       March    31,
                                                ---------------------------
                                                    1998             1997
                                                ----------         --------
                                                          (Unaudited)

Revenues                                        $ 2,619,214       $ 2,844,723

Cost  of  services  provided                      1,337,630         1,469,040
General  and  administrative  expenses            1,578,162         1,527,921
Marketing  expenses                                  71,560            95,380
Development  and  acquisition  costs                    -              84,783
                                                 ----------        ----------
                                                  2,987,352         3,177,124
                                                 ----------        -----------

Loss  from  operations                             (368,138)         (332,401)

Other  income  (expense)
 Interest  expense                                 (138,238)         (100,803)
 Interest  income                                    47,180            71,106
 Other  loss                                         (2,212)              -
                                                  ----------       -----------
     Total  other  income  (expenses)               (93,270)         (29,697)
                                                  ----------       -----------

Net  loss  before  income  taxes                   (461,408)        (362,098)

Income  tax  expense                                      -           (9,000)
                                                   ----------       ----------

Net  loss                                        $ (461,408)      $ (371,098)
                                                  ===========      ==========

Basic  net  loss  per  common  share             $     (.09)      $     .(07)
                                                  ===========      ==========

Weighted  average  common  shares  outstanding    4,906,949        5,020,341
                                                  ===========      ==========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                              For the Nine Months Ended
                                                       March  31,
                                              --------------------------
                                                  1998           1997
                                              ----------      ----------
                                                     (Unaudited)
Cash  flows  from  operating  activities
 Net  loss                                   $(1,303,291)     $  (474,714)
                                              ----------       ----------
 Adjustments  to  reconcile net loss to
  net cash used in  operating activities
   Depreciation  and  amortization               774,941          524,979
   Deferred  tax  asset                               -          (175,000)
   Compensation  for  options  granted
    to  unrelated  third  party                       -            54,832
   Change  in  assets  and  liabilities
     Accounts  receivable                       (424,285)        (157,326)
     Prepaid  expenses                            18,036         (144,669)
     Other  assets                                52,976          (43,849)
     Accounts  payable  and accrued expenses     454,298          617,012
     Claims  payable                            (139,809)        (341,071)
                                              ----------       ----------
                                                 736,157          334,908
                                              ----------       ----------
       Net cash used in operating activities    (567,134)        (139,806)
                                              ----------       ----------

Cash  flows  from  investing  activities
 Purchases  of  property  and  equipment         (96,046)        (479,270)
 Cash  acquired  from  medical  practices            -            337,484
 Change  in  restricted  investments            (397,756)        (120,108)
 Change  in  restricted  cash                   (274,701)        (782,476)
 Proceeds  from  investments                     943,943              -
 Purchase  of  intangibles                      (136,077)             -
                                              ----------        ----------
       Net cash (used in) provided
         investing  activities                    39,363       (1,044,370)
                                              ----------        ----------

Cash  flows  from  financing  activities
 Proceeds  from  line-of-credit  and
   note  payable                               1,234,072         (750,437)
 Proceeds  from  exercised  warrants
   and stock options                                -              12,130
 Payments  on  notes  payable  and
   due  to  sellers                             (516,429)      (2,391,795)
 Payments  on  equipment  leases                 (85,381)         (69,140)
                                              -----------      -----------
       Net  cash  provided  by  (used  in)
        financing activities                     632,262       (3,199,242)
                                               -----------     -----------

Cash and  cash  equivalents  decrease            104,491       (4,383,418)

Cash  and  cash  equivalents  at
  beginning  of  period                          414,422        5,636,433
                                               -----------      ----------

Cash  and  cash equivalents at end of period  $  518,913     $  1,253,015
                                              ==========      ============

Supplemental  disclosures  of  interest  paid:
     Interest paid on borrowings for the nine months ended March 31, 1998 and March 31, 1997 was $276,961 and $279,878 respectively.

Supplemental  disclosure  of  noncash  investing  and  financing  activities:
     During the nine months ended March 31, 1997, the Company acquired three medical practices, and reported each on a Form 8-K. The purchase prices combined were allocated as follows:


Assets  acquired
 Cash                           $    337,484
 Accounts  receivable                704,362
 Property  and  equipment            138,731
 Prepaid  expense  and  other          6,116
                                  ----------
                                   1,186,693
Liabilities  assumed
 Accounts  payable  and
  accrued  expenses                  247,716
                                  ----------
 Net  assets  acquired               938,977
 Fair  value  of  common  stock
  issued                           3,282,066

 Due  to  sellers  -  accounts
   and  notes  payable - current   4,481,944
 Due  to  sellers  -  notes
   payable  -  long-term             305,556
                                   ----------

                                 $ 7,130,589
                                   =========

                      THE COMPANY DOCTOR AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------

The summary of the Registrant's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB of June 30, 1997.

During the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128,"Earnings Per Share" (FAS128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodolgy. The restated amounts did not differ materially from amounts previously reported. No diluted earnings per share information is presented as all dilutive potential common shares are antidilutive.

 The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Reclassifications
-----------------

Certain amounts in the March 31, 1997 consolidated financial statements have been reclassified to conform with the March 31, 1998 presentation.




                      THE COMPANY DOCTOR AND SUBSIDIARIES


ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Forward-Looking  Statements
---------------------------

The subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans to consummate the merger with Healthsouth or secure other sources of working capital. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Liquidity  and  Capital  Resources
----------------------------------

As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $518,913, and other current assets totaling $2,703,123, resulting in total current assets of $3,222,036. Current liabilities were $4,573,215 which resulted in negative working capital of $1,351,179 and a current ratio of .7 to 1.0 The Company's other current assets of $2,703,123, consisted of accounts receivable of $2,577,125 and prepaid expenses of $125,998. Regular monthly payments and balloon payments made on April 15, 1997 to physicians whose practices were acquired in 1996 have reduced the balance due on Notes Payable from $3,139,125 due on March 31, 1997 to $98,994 at March 31, 1998.

On December 17, 1997, the Company made a press release stating that an agreement had been signed whereby HeathSouth (NYSE) will be acquiring the Company subject to shareholder approval. Subsequent to execution of the agreement, the Company received approximately $1,050,000 from HeathSouth to meet a portion of current operating requirements. Should the agreement with HealthSouth not be consummated for any reason, the Company's continued existence is dependent upon obtaining other sources of working capital for operations and to fund its current deficit.

------


ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------

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

Net revenues for the nine months ended March 31, 1998 decreased by $59,211 or 0.7% from $8,288,724 for the nine months ended March 31, 1997 to $8,229,513 for the nine months ended March 31, 1998. Revenues decreased $391,259 at two locations as a result of physician turnover, leaving the Company without licensed physicians and therefore, precluding the Company from fulfilling PPO/MHO contracts until new physicians can be added.

Cost  of  Services  Provided
----------------------------

Cost of services provided for the nine months ended March 31, 1998 was $4,250,427, an increase of $151,697 or 3.7% as compared to $4,098,730 at March 31, 1997. As a percentage of net revenues, cost of services provided was 51.6% an increase of 2.2% from the 49.4% level of the same nine month period one year ago. This increase is primarily due to increases of $233,785 in certain areas including, X-rays, pharmacy, and lab fees for drug screens primarily resulting from impaired relationships with lower cost vendors due to the Company's working capital deficit. Also salaries for physical therapy personnel have increased $113,202 over the same period a year ago. These increases are in conjunction with additional revenues billed for these services.

General  and  Administrative
----------------------------

General and administrative expenses for the nine months ended March 31, 1998, were $4,662,658, an increase of $402,097, or 9.4%, over expenses of $4,260,561 for the same period a year ago. As a percentage of revenues, general and administrative expenses were 56.7%, an increase of 5.3% from 51.4% for the same nine month period a year ago. Higher depreciation expense from additions to fixed assets and higher amortization costs from acquisition related goodwill and financing costs resulted in the primary increase. Additionally, increased rent expense from expansion of certain facilities and relocation of others contributed to the increase in general and administrative expenses.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------

General  and  Administrative  (continued)
-----------------------------------------

The Company continues its cost-containment efforts in the management of fixed and variable costs. Certain fixed expenses were negatively impacted by several factors, the principal one of which is bank service charges which increased $49,519 or 221% from $22,367 for the nine months ended March 31, 1997 to $71,886 for the nine months ended March 31, 1998. This increase is the result of the Company's relationship with a new lender as of April 15, 1997 and the lock box banking system this relationship requires. One category of variable expenses which had a significant impact was repairs & maintenance expense. These expenses increased $6,017 or 11.0% from $54,696 for the nine months ended March 31, 1997 to $60,713 for the nine months ended March 31, 1998. The consolidated financial statements for the nine months ended March 31, 1997 do not reflect repairs & maintenance expense for a full nine months for all clinics currently being managed as some of these clinics were acquired during the nine month period. Expansion of one clinic and relocation of two other clinics also contributed to the increases.

Marketing  Expenses
-------------------

Marketing expenses increased $28,054 or 13.3% from $210,307 for the nine months ended March 31, 1997 to $238,361 for the nine months ended March 31, 1998. This amount represents 2.5% compared to 2.9% of revenues during the respective periods.

Development  and  Acquisition  Costs
------------------------------------

The Company had $58,500 of development and acquisition costs in the nine months ended March 31, 1998, but had $307,265 of such costs in the nine months ended March 31, 1997. These costs equaled .7% and 3.7% of revenues for
the1998  and  1997  periods,  respectively.    The  fiscal  1998  costs  were
attributable to the negotiations with HeathSouth and the fiscal 1997 cost were attributable to pursuing and negotiating affiliations or acquisitions with physicians who had established occupational medicine practices or patient bases which could be served in an occupational medical setting and development costs for the acquired insurance company subsidiary.

Other  Income  or  Expense
--------------------------

Interest income for the nine months ended March 31, 1998 was $146,539 or 1.8% of revenue, as compared to $245,303 or 2.9% of revenue for the same nine months a year ago. Interest income was earned from funds invested from the proceeds of the Company's initial public offering, and from the interest bearing investments in the acquired insurance company subsidiary. The proceeds from the Company's initial public offering were invested in U.S. Treasury Notes which were sold over the course of the calendar year 1997 in order to meet cash flow needs. As of March 31, 1998 all of the initial public offering proceeds had been spent.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------

Other  Income  or  Expense  (continued)
---------------------------------------

Interest expense increased $153,005 or 54.7% in the nine months ended March 31, 1998 to $432,884 from $279,878 for the nine months ended March 31, 1997 primarily due to a term loan and a revolving line of credit which the Company obtained on April 15, 1997. The major portion of the other interest expense was related to capital leases and to existing debt at March 31, 1997 incurred in connection with the acquisition of five clinic practices approximately mid-way through that nine month period.

Net  Income
-----------

As a result of the factors described above, the Company recorded a net loss of $1,303,291 ($.27 per share) for the nine months ended March 31, 1998, or 15.8% of revenues, as compared to a net loss of $474,714 ($.09 per share), or 7.5% of revenues, for the nine months ended March 31, 1997.

At June 30, 1997, the Company had approximately $2.449 million (including $1.3 million for the year ended June 30, 1997) of net operating loss carryforwards (for income tax reporting purposes) which expire in the year 2008 through 2012. However, the use of net operating loss carryforward may be limited or reduced due to the change in ownership as a result of the February 1996 public offering, and, accordingly, the Company may be able to utilize only a portion of its net operating loss carryforwards. The impairment of the tax benefit as a result of the net operating loss carryforwards was reduced from $324,000 in the nine months ended March 31, 1997 due to the addition of medical practices in that quarter, and the historical profitability of such practices, resulting in a net $148,000 deferred tax benefit on the income statement. This same item had no effect on the income statement for the nine months ended March 31, 1998.


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


     THE  COMPANY  DOCTOR
     (Registrant)


Date:  May  15,  1998          By:  /s/  Fred  G.  Parrish
       --------------

     Fred  G.  Parrish
     V.P.,  Chief  Operating  Officer,
     Chief  Financial  Officer



Date:  May  15,  1998          By:  /s/  Dale  W.  Willetts
       --------------

     Dale  W.  Willetts
     Acting  Chief  Executive  Officer